Form 10-Q
period 2006-09-30
Stanley, Inc.
filed 2006-11-29
CIK 1360555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33083

STANLEY, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3658790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Wilson Boulevard, Suite 700
Arlington, VA	22201
(Address of principal executive offices)	(Zip Code)

(703) 684-1125
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of November 28, 2006, there were 21,172,290 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
INDEX

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006

Revenues	$66,859	$98,191	$131,686	$190,746

Operating costs and expenses:
Cost of revenues	57,611	84,814	114,581	165,287
Selling, general and administrative	3,183	4,861	6,229	9,212
Amortization of deferred compensation	184	355	339	604
Depreciation and amortization	564	1,306	1,116	2,694
Total operating costs & expenses	61,542	91,336	122,265	177,797
Operating income	5,317	6,855	9,421	12,949

Other income (expense):
Other expense	—	(804)	—	(544)
Interest expense - net	(361)	(2,034)	(699)	(4,179)
Total other expenses	(361)	(2,838)	(699)	(4,723)

Income before taxes	4,956	4,017	8,722	8,226

Provision for income taxes	(2,051)	(1,595)	(3,447)	(3,320)

Net income	$2,905	$2,422	$5,275	$4,906

Earning per share:
Basic	$0.20	$0.16	$0.37	$0.34
Diluted	$0.18	$0.15	$0.33	$0.30

Weighted average shares:
Basic	14,415	14,684	14,338	14,551
Diluted	16,159	16,533	16,071	16,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2006	September 30, 2006
		(unaudited)
Assets

Current assets:
Cash and cash equivalents	$—	$43
Accounts receivable - net	81,732	79,130
Prepaid and other current assets	2,196	4,322
Total current assets	83,928	83,495

Property and equipment - net	10,083	10,314
Goodwill	87,832	87,698
Intangible assets - net	12,616	11,011
Other assets	5,444	4,855
Total assets	$199,903	$197,373

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit	$10,409	$673
Accounts payable	17,193	17,024
Accrued expenses and other liabilities	24,091	26,574
Current portion of long-term debt	1,000	1,000
Deferred income taxes	1,225	1,225
Income taxes payable	711	—
Total current liabilities	54,629	46,496

Long-term debt - net of current portion	99,000	98,500
Other long-term liabilities	3,514	3,459
Deferred taxes	371	371
Total liabilities	157,514	148,826

Commitments and contingencies:
Stockholders’ equity:
Common Stock, $0.01 par value – 200,000 shares authorized; 14,967 issued	150	150
Additional paid-in capital	3,858	3,482
Retained earnings	47,640	52,546
Less: Treasury stock; 735 and 295 at cost, respectively	(4,791)	(1,983)
Deferred compensation	(4,392)	(5,572)
Shareholder notes receivable	(76)	(76)
Total stockholders’ equity	42,389	48,547

Total liabilities and stockholders’ equity	$199,903	$197,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,275	$4,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,116	2,694
Amortization of deferred compensation	339	604
Loss on disposal of property and equipment	23	92
Stock contributed to employee stock ownership plan	1,041	—
Other	—	296
Changes in assets and liabilities - net of acquisition effect
(Increase) decrease in accounts receivable	(805)	2,602
Increase in prepaid income tax	(1,320)	(1,317)
Increase in prepaids and other current assets	(33)	(809)
(Increase) decrease in other assets	(295)	589
Decrease in accounts payable	(4,342)	(169)
Increase in accrued expenses	3,039	1,990
Increase in other liabilities	437	426
Decrease in income taxes payable	(1,270)	(711)
Net cash provided by operating activities	3,205	11,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CCI - net of cash acquired	(557)	—
Purchase of Morgan - net of cash acquired	—	134
Acquisition of property and equipment	(1,146)	(1,389)
Net cash used in investing activities	(1,703)	(1,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreement	3,147	(9,736)
Repayments on long-term debt	(500)	(500)
Payments under capital lease obligations	(1)	(11)
Purchase of treasury stock	(4,182)	(259)
Proceeds from exercise of stock options	34	414
Proceeds from sale of treasury stock	—	197
Net cash used in financing activities	(1,502)	(9,895)

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	43
CASH AND CASH EQUIVALENTS - Beginning of year	—	—

CASH AND CASH EQUIVALENTS - End of year	—	$43

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$3,871	$5,224
Interest	$713	$4,237

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Assets purchased under capital lease agreements	$14	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data, or as otherwise noted)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Stanley, Inc., together with its subsidiaries (“Stanley” or the “Company”), is a provider of information technology services and solutions to U.S. defense and federal civilian government agencies.  Stanley offers its customers solutions to support any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology.  The Company has derived substantially all of its revenue from U.S. federal government agencies.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2006, and its results of operations and cash flows for the three months and six months ended September 30, 2005 and 2006.  The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s registration statement on Form S-1 as amended.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Stanley, Inc.’s wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments—The fair value of accounts receivable, accounts payable, accrued expenses, note payable, and swap contract approximates their respective carrying amounts.

Revenue Recognition—The Company recognizes revenue under its contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility is considered probable and can be reasonably estimated. Revenue is earned under cost-plus-fee, fixed-price and time-and-materials contracts. The Company uses a standard management process to determine whether all required criteria for revenue recognition have been met, which includes regular reviews of the Company’s contract performance. This review covers, among other matters, progress against a schedule, outstanding action items, effort and staffing, quality, risks and issues, subcontract management, costs incurred, commitments, and client satisfaction. During this review, the Company determines whether the overall progress on a contract is consistent with the effort expended.

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

Contract revenue recognition inherently involves the use of estimates. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of the Company’s standard management process, facts develop that require the Company to revise its estimated total costs and revenues. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

For cost-plus-award fee type contracts, the Company recognizes the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. For cost-plus-incentive fee type contracts, the method of calculating incentive fee is specified in the contract and it is typically based on measuring actual costs to perform the contract against a target cost to perform the contract. The Company prepares periodic estimates to complete and adjusts the incentive fee as required based on the contract incentive fee formula.

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. From time to time, the Company may proceed with work based on client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract or program. Pre-contract costs related to unsuccessful contract bids are expensed in the period in which the Company is notified that the contract will not be issued.

Disputes occasionally arise in the normal course of the Company’s business due to events such as delays, charges in contracts specifications, and questions of cost allowability or collectibility. Such matters, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where a loss is considered probable and can be reasonably estimated in amount.

The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues.  For the three months ended September 30, 2005 and 2006, we derived approximately 59% and 66% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 41% and 34% of our revenues, respectively, from federal civilian government agencies.  The Company’s contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 19% and 14% of our revenues for the three months ended September 30, 2005 and 2006, respectively.

For the six months ended September 30, 2005 and 2006, we derived approximately 59% and 66% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 41% and 34% of our revenues, respectively, from federal civilian government agencies.  The Company’s contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 20% and 15% of our revenues for the six months ended September 30, 2005 and 2006, respectively.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives, ranging from three to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease.  Repairs and maintenance are expensed as incurred.  Depreciation expense related to property and equipment was $0.3 million and $0.5 million for the three months ended September 30, 2005 and 2006, respectively.  Depreciation expense related to property and equipment was $0.5 million and $1.1 million for the six months ended September 30, 2005 and 2006, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected December 31 as its testing date. Based on the testing performed as of December 31, 2005, the Company believed that no impairments existed as of December 31, 2005; however, in the quarter ended March 31, 2006, the Company recorded an aggregate charge of $3.6 million relating to the impairment of the CCI and FSC trade names. The impairment arose as a result of the Company having completed substantially all of the activities in connection with novating the contracts previously legally held by CCI and FSC.  As such, the Company no longer ascribed any value to the CCI and FSC trade names and that portion of the identified intangibles was written off.  Customer relationships and other intangibles are amortized on a straight-line basis over periods ranging from one to seven years.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review,

Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments exist as of September 30, 2006.

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), Stanley accounted for its stock-based compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations.  Stanley has adopted the provisions of SFAS No. 123(R), Share-based Payments, on a prospective basis.  No stock-based employee compensation cost, related to stock options, is reflected in net income for the three or six months ended September 30, 2005.

Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding.  Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The weighted average number of common shares outstanding is computed as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)
Basic weighted average common shares outstanding	14,415	14,684	14,338	14,551
Effect of potential exercise of stock options	1,744	1,849	1,733	1,884
Diluted weighted average common shares outstanding	16,159	16,533	16,071	16,435

All options to purchase common stock are included in the computation of diluted earnings per share because the average fair value per common share was greater than the options’ exercise prices.

Derivative Instruments and Hedging Activities—On March 15, 2004, Stanley entered into a swap agreement to reduce exposure to interest rate fluctuations on its floating rate debt commitments (Note 5).  Stanley has maintained this interest rate swap agreement under which the interest rate is fixed with respect to specified amounts of notional principal. Stanley’s exposure under this agreement is limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due. On March 27, 2006, Stanley entered into three additional swap commitments (Note 5).  Under the new swap agreements, which are effective April 1, 2006, the interest rate is fixed with respect to specified amounts of notional principal.  Stanley’s exposure under these agreements is limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due. The interest rate swap agreement entered into on March 15, 2004 has a maturity date of December 13, 2013, a fixed rate of 3.49% and a notional amount of $7.3 million at September 30, 2006. The interest rate swap agreements entered into on March 27, 2006 have maturity dates of April 2, 2012, April 1, 2008 and April 1, 2007, fixed interest rates of 4.92%, 5.29%, and 5.27%, and notional amounts of $30.0 million, $10.0 million and $10.0 million, respectively.  The interest rate swap agreement maturing April 2, 2012 includes an optional termination date of April 1, 2009.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying consolidated balance sheets at September 30, 2005 and 2006. For qualifying cash flow hedges, SFAS No. 133, as amended, holds that the effective portion of derivative gains and losses be recorded as a component of other comprehensive income and be reclassified into earnings in the same period in which the hedged transaction affects such earnings. There was no effective portion recorded as an equity component at September 30, 2006. The ineffective portion of the change in fair value of the interest rate swap is recognized in the consolidated statement of income in the period of change. The fair value of the interest rate swaps at September 30, 2006 was $(0.1) million. The change in fair value for the three months and six months ended September 30, 2006 resulted in an unrealized loss of $0.8 million and $0.5 million, respectively.  The unrealized loss on the interest rate swap for the three months ended September 30, 2006 was recorded as part of other expense in the consolidated statement of income.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, software development costs and loss contingencies, such as litigation, claims and assessments.

Recently Issued Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R was effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company adopted the provisions of SFAS No. 123R on a prospective basis. Note 6 provides additional information regarding the adoption of SFAS No. 123(R).

Reclassifications—Certain reclassifications have been made to prior year presentations to conform to the current presentation.

Stock Split and Amendment of Articles of Incorporation— On August 28, 2006, the Company increased the number of authorized shares of common stock to 200,000,000 shares and on September 12, 2006, the Company completed a thirty-for-one stock split of its outstanding common stock.  The accompanying financial statements include the effects of the stock split and the resulting increase in the number of authorized shares of common stock.  All share and per share amounts included in the accompanying financial statements have been restated to reflect the stock split.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of March 31, 2006	As of September 30, 2006
		(unaudited)
Billed receivables	$58,593	$54,856
Unbilled receivables	24,058	25,319
Less: Allowance for doubtful accounts	(919)	(1,045)
Total	$81,732	$79,130

Consistent with industry practice, certain receivables related to long term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year.  Unbilled accounts receivable are expected to be billed and collected within one year except for $1.4 million at September 30, 2006.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of March 31, 2006	As of September 30, 2006
		(unaudited)
Computers and peripherals	$3,379	$4,669
Software	1,184	1,307
Furniture and equipment	3,671	4,055
Leasehold improvements	4,814	5,087
	13,048	15,118

Less: Accumulated depreciation and amortization	(2,965)	(4,804)
Property and equipment - net	$10,083	$10,314

Property and equipment included above that are under capital lease obligations include:
Software	$225	$225
Furniture and equipment	58	80
Less: Accumulated depreciation	(70)	(105)
	$213	$200

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	As of March 31, 2006	As of September 30, 2006
		(unaudited)
Accrued payroll costs	$8,776	$7,310
Accrued contract costs	11,305	13,448
Accrued indirect costs	2,731	2,942
Other payables	1,279	2,874
Total accrued expenses	$24,091	$26,574

5.  DEBT

	As of March 31, 2006	As of September 30, 2006
		(unaudited)
Borrowing under the term loan and revolving line of credit:
Revolving line of credit	$10,409	$673
Term loan	100,000	99,500
Total debt	110,409	100,173
Less: current portion	(11,409)	(1,673)
Debt — net of current portion	$99,000	$98,500

On February 16, 2006, in order to finance the acquisition of Morgan and to refinance its then-outstanding indebtedness, Stanley entered into a new senior credit facility that included a $50.0 million revolving credit facility.  As of September 30, 2006, Stanley had $99.5 million of term loan indebtedness outstanding under its senior credit facility with a weighted average interest rate of 7.76% and 7.61% for the three months and six months ended September 30, 2006, respectively.  As of September 30, 2006, Stanley’s borrowing availability under its revolving credit facility was $49.2 million (including outstanding letters of credit).  At September 30, 2006, the Company was in compliance with all covenants under its credit facility.

6.  STOCKHOLDERS’ EQUITY

Common Stock

Stanley purchased 33,000 shares of treasury stock from one of its shareholders for $0.3 million during the six months ended September 30, 2006. The shares were recorded at cost.

Initial Public Offering

On October 17, 2006, Stanley completed its initial public offering of 5.3 million shares (6.3 million shares including shares sold by selling stockholders) at a price of $13.00 per share. After full exercise of the underwriters’ over-allotment option to purchase an additional 945,000 shares, aggregate net proceeds to the company after underwriting discounts and offering expenses were approximately $72.0 million. On October 23, 2006, the company paid down $61.5 million of long-term debt with proceeds from the offering.

Deferred Compensation and Stock Options

Under the Executive Deferred Compensation and Equity Incentive Plan (the “Plan”), Stanley is authorized to provide awards for a maximum of 15,000,000 shares of common stock to key employees and non-employee directors.  The Plan allows for cash awards, restricted stock awards, restricted stock trust awards and option awards.  Vesting periods of these awards vary.  Holders of restricted stock awards have voting rights with respect to the awards.  The Trustees of the restricted stock trust awards have voting rights with respect to the trust awards.  The option awards may have an exercise price that ranges from

85% to 110% of the fair market value of the common stock on the date the option is granted.  No cash awards have been awarded for the periods presented.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, ‘‘Statement 123(R)’’ using the prospective-transition method.  Under that transition method, compensation cost recognized in the quarter and six months ended September 30, 2006 includes compensation cost for all share-based payments granted on or after April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  The Company is required to account for any portion of awards outstanding at the date of adoption of Statement 123(R) using the accounting principles originally applied to those awards.

As a result of adopting Statement 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the quarter ending September 30, 2006, are $0.1 million and $0.1 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘Opinion 25’’).  Basic and diluted earnings per share for the quarter ended September 30, 2006 are $0.16 and $0.15, respectively, under both Statement 123(R) and Opinion 25.

The Company will continue to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows for share-based payment arrangements in effect prior to the adoption of Statement 123(R).  For share-based payment arrangements awarded subsequent to the adoption of Statement 123(R), Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those share-based payment arrangements (excess tax benefits) to be classified as financing cash flows.  There were no excess tax benefits associated with share-based payment arrangements accounted for under Statement 123(R).

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table.  Expected volatility is based on a weighted-average of the historical volatilities of similar public entities.  The valuation model includes an assumed forfeiture rate of 7.5 percent.  The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding.  Options granted meet the criteria of “plain vanilla” for purposes of applying the simplified method.  The risk-free rate for periods within the contractual life of the option is based on U.S. Treasury yield curve in effect at the time of grant.

	As of September 30, 2006
Expected volatility	35.8%
Weighted-average volatility	35.8%
Expected dividends	0.0%
Expected term (in years)	4.0-6.5
Risk-free rate	4.9%-5.	1%

A summary of option activity under the Plan as of September 30, 2006 are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	2,981,460	$3.79
Granted	—	—
Exercised	(3,900)	$3.68
Forfeited	(1,500)	$1.78
Outstanding at September 30, 2006	2,976,060	$3.79	5.7	$19,307
Vested or expected to be vested at September 30, 2006	1,579,140	1.50	3.3	$13,872
Exercisable at September 30, 2006	1,579,140	1.50	3.3	$13,872

No options were granted during the quarter ended September 30, 2006.  The total intrinsic value of options exercised and share based liabilities paid during the quarter ended September 30, 2006 was $23,144 and zero, respectively.  There were no tax benefits realized from options exercised during the quarter ended September 30, 2006.

As of September 30, 2006, there was $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan during the quarters ended June 30, 2006 and September 30, 2006. That cost is expected to be recognized over a weighted-average period of 4.6 years.

During the six months ended September 30, 2006, there were no modifications to share-based payment arrangements.

During the six months ended September 30, 2006, the Company granted 11,250 restricted stock awards and 15,000 restricted stock trust awards at an estimated fair value of $7.54 per share with a vesting period of two years.  Additionally, during the six months ended September 30, 2006, the Company granted 21,600 restricted stock awards at an estimated fair value of $10.28 per share with a vesting period of one year.  The assumed forfeiture rate applicable to the restricted shares granted in the six months ended September 30, 2006 was zero percent.

Prior to the adoption of Statement 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis.  The Company recorded stock-based deferred compensation of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007.  Approximately, $0.1 million of compensation expense was recognized during the quarter ended September 30, 2006.  The remaining deferred compensation will be amortized over the remaining five year vesting period of the awards.

7.  COMMITMENTS AND CONTINGENCIES

Contract Cost Audits—Substantially all payments to Stanley under cost-reimbursable contracts and subcontracts with the U.S. Government are provisional payments, which are subject to potential adjustments upon audit by the Defense Contract Audit Agency. Audits through December 31, 2002 have been completed. In the opinion of management, adjustments resulting from the audits of all subsequent years are not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited and unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in the sections titled “Risk Factors” and “Forward-Looking Statements” in our previously filed Form S-1, as amended.

Overview

We provide information technology services and solutions to U.S. defense and federal civilian government agencies.  We offer our customers solutions and expertise to support their mission-essential needs at any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology.  As a systems integrator, we apply these five service areas to enable our customers to achieve interoperability between different business processes and information technology systems.

Contracts funded by federal government agencies account for substantially all of our revenues.  As of September 30, 2006, we had more than 200 active contractual engagements across 38 federal government agencies.  Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of Health and Human Services, the Department of Homeland Security, the Department of Justice, the Department of State, the Department of Transportation, the Department of the Treasury and NASA.  We have served customers that provided over 90% of our revenues for the fiscal year ended March 31, 2006, or fiscal 2006, for an average of approximately twelve years.

Key Metrics Evaluated By Management

We manage and assess the performance of our business by evaluating a variety of financial and non-financial metrics derived from and in addition to our United States generally accepted accounting principles, or GAAP, results.  The most significant of these metrics are discussed below.

Revenue Growth

We closely monitor revenue growth in order to assess the performance of our business.  In monitoring our revenue growth, we focus on both internal revenue growth and revenue growth through acquisitions.  Our internal revenue growth is driven primarily by two factors. First, internal revenue growth is driven by adding new customers and by obtaining new task orders and contracts with our existing customers.  For example, over the past several years we have added the Department of the Treasury’s Office of the Comptroller of the Currency, the National Guard Bureau, the Department of Transportation and agencies in the intelligence community as new customers.  Second, internal revenue growth is driven by increasing revenues under existing contracts and task orders with customers.  For example, since the initial award of our contract with the Department of State for the provision of passport processing and support services, the scope of services provided by us, and the revenues generated by those services, have grown significantly.

Our revenue growth strategy also includes the pursuit of strategic acquisitions.  We have completed the following four acquisitions since 2000: our acquisition of GCI Information Services, Inc. in January 2000, our acquisition of CCI, Incorporated, or CCI, in September 2002, our acquisition of FSC in December 2003 and our acquisition of Morgan in February 2006.

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts.  The following table summarizes our backlog as of the dates indicated:

	As of March 31,			As of September 30,
	2004	2005	2006	2005	2006
	(in millions)
Backlog:
Funded	$147.4	$124.1	$160.9	$133.0	$241.0
Unfunded	363.4	395.6	684.4	394.7	708.4
Total Backlog	$510.8	$519.7	$845.3	$527.7	$949.4

Each year, a significant portion of our revenues is derived from our backlog, and a significant portion of our backlog represents work related to the continuation of services and solutions under contracts or projects where we are the incumbent provider.  We expect to recognize revenues from approximately 21.0% of our September 30, 2006, total backlog during the fiscal year ended March 31, 2007.

We define backlog as the amount of revenues we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise by the customer of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date.  We do not include contract ceiling values, which represent the maximum amount of contract awards that could be awarded to all contractors under GWAC or ID/IQ contracts, in our backlog calculation.

We also do not include in backlog (i) the expected amount of revenues that would be realized if, and when, we were successful in the re-compete of signed contracts in existence as of the measurement date or (ii) the expected amount of revenues that would be realized from future unidentified growth on signed contracts and task orders in existence as of the measurement date.

We define funded backlog as the portion of our backlog for which funding currently is appropriated and obligated to us under a signed contract or task order by the purchasing agency, or otherwise authorized for payment to us by a customer upon completion of a specified portion of work, less the amount of revenue we have previously recognized under the contract.  Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years.  As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

Contract Mix

We work with the federal government under contracts employing one of three types of price structures: cost-plus-fee, time-and-materials and fixed-price.  Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements.  Because the customer usually specifies the type of contract for a particular contractual engagement, we generally do not influence the choice of contract type.  However, where we do have the opportunity to influence the contract type, and where customer requirements are clear, we prefer time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements because time-and-materials and fixed-price contracts, as compared with cost-plus-fee contracts, generally provide greater opportunity for the customer to save money and for us to generate higher margins.  Our acquisition of Morgan in February 2006 has resulted in a shift in our contract mix toward a greater percentage of time-and-materials contracts.  The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2006	2005	2006
Cost-plus-fee	61%	54%	63%	53%
Time-and-materials	19%	32%	18%	32%
Fixed-price	20%	14%	19%	15%

Headcount and Labor Utilization

We generate revenues primarily from services provided by our employees and subcontractors, with services provided by our employees generally yielding higher profits than services provided by our subcontractors.  Our ability to hire and deploy additional qualified employees is a key driver of our ability to generate additional revenues, and our successful deployment of existing employees on direct-billable jobs is a key driver of our profitability.

Indirect Costs

Indirect costs constitute a substantial portion of the costs associated with our performance of contracts for customers.  We carefully monitor the amount by which our actual indirect costs under our contracts vary from those expected to be incurred, which we refer to as indirect rate variance.  Increased indirect rate variance can adversely affect our ability to achieve attractive contract pricing, our profitability and our competitive position, by resulting in unexpected increased costs to our customers.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement.  For the three months ended September 30, 2006, we reported DSO of 72 days, a decrease from 78 days we reported for the three months ended June 30, 2006.

Unbilled Receivables

Unbilled receivables are comprised of work-in-process that will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations.  Because the billing of unbilled receivables is contingent on those events, changes in the relative amount of unbilled receivables have an impact on our working capital and liquidity.

Payments to us for performance on certain of our federal government contracts are subject to audit by the DCAA and are subject to government funding.  We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability.  To the extent that actual adjustments due to rate negotiations, audit adjustments or government funding availability differ from our estimates, our revenue may be impacted.  Due to the fact that substantially all of our receivables come from contracts funded by the federal government, the likelihood of a material loss on an uncollectible account from this activity is low.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts, and actual results may differ from the estimates.  Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in this filing.  We consider the following accounting policies to be critical to the understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, and are the most important to our financial condition and operating results.

Revenue Recognition

We recognize revenue under our contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collectibility is considered probable and can be reasonably estimated. We use a standard management process to determine whether all required criteria for revenue recognition have been met, which includes regular reviews of our contract performance. This review covers, among other matters, progress against a schedule, outstanding action items, effort and staffing, quality, risks and issues, subcontract management, costs incurred, commitments and satisfaction. During this review, we determine whether the overall progress on a contract is consistent with the effort expended.

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned.  We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts.  For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed.  For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs.  For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

Contract revenue recognition inherently involves the use of estimates.  Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort and an ongoing assessment of our progress toward completing the contract.  From time to time, as part of our standard management process, facts develop that require us to revise our estimated total costs and revenues.  To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known.  The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

For cost-plus-award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as prior award experience and communication with the customer regarding performance, including any interim performance evaluations rendered by the customer.  For cost-plus-incentive fee type contracts, the method of calculating incentive fee is specified in the contract and it is typically based on measuring actual costs to perform the contract against a target cost to perform the contract.  We prepare periodic estimates to complete and adjust the incentive fee as required based on the contract incentive fee formula.

Our contracts with agencies of the government are subject to periodic funding by the respective contracting agency.  Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided.  From time to time, we may proceed with work based on customer direction prior to the completion and signing of formal contract documents.  Such situations require completion of a formal internal review process and management approval prior to commencement of work.  Additionally, revenue associated with such work is recognized without profit and only when it can be reliably estimated and realization is probable.  We base our estimates on notices to proceed from our customers, previous experience with customers, communications with customers regarding funding status, and our knowledge of available funding for the contract or program.  Pre-contract costs related to unsuccessful contract bids are expensed in the period in which we are notified that the contract will not be issued.

Disputes occasionally arise in the normal course of our business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectibility.  Such matters, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when the realization is probable and can be reliably estimated.  Claims against us are recognized where a loss is considered probable and can be reasonably estimated in amount.

Contract Cost Accounting

As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable.  Direct costs are those costs that are identified with specific contracts.  These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract and other non-labor costs incurred in support of a contract.  Indirect costs are those costs not identified with specific contracts.  Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations.  These costs typically include certain of our selling, general and administrative expenses, fringe benefit expenses and depreciation and amortization costs.  Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts.  We must specifically identify these costs to ensure we comply with these requirements.  Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs and the amortization of identified intangible assets, among others.  A key element to our historical success has been our ability to manage indirect cost growth and unallowable costs in connection with integration of acquired businesses.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies.  In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill.  Rather, we test goodwill for impairment at least on an annual basis.  Testing for impairment is a two-step process as prescribed by SFAS No. 142.  The first step is a test for potential impairment, while the second step measures the amount of impairment, if any.  Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year.  An impairment loss would be recognized when the assets’ fair value is below their carrying value.  Based on the testing performed, we believed that no impairments existed as of December 31, 2005; however, in the quarter ended March 31, 2006, we recorded an aggregate charge of $3.6 million relating to the impairment of the CCI and FSC trade names.  The impairment arose as a result of our completion of substantially all of the activities in connection with novating the contracts previously legally held by CCI and FSC.  As such, we no longer ascribe any value to the CCI and FSC trade names and that portion of the identified intangibles was written-off as impairment of intangible assets in the year ended March 31, 2006.  Customer relationships, noncompete agreements and backlog and contracts are amortized on a straight-line basis over periods ranging from one to seven years.

Results of Operations

Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition.  The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated Statement of Income Data	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenues	$66,859	$98,191	$131,686	$190,746
Operating costs and expenses:
Cost of revenues	57,611	84,814	114,581	165,287
Selling, general and administrative	3,183	4,861	6,229	9,212
Amortization of deferred compensation	184	355	339	604
Depreciation and amortization	564	1,306	1,116	2,694
Total operating costs and expenses	61,542	91,336	122,265	177,797
Operating income	5,317	6,855	9,421	12,949
Other income (expense):
Other expense	—	(804)	—	(544)
Interest expense—net	(361)	(2,034)	(699)	(4,179)
Total other expenses	(361)	(2,838)	(699)	(4,723)
Income before taxes	4,956	4,017	8,722	8,226
Provision for income taxes	(2,051)	(1,595)	(3,447)	(3,320)
Net income	$2,905	$2,422	$5,275	$4,906

	Three Months Ended September 30,		Six Months Ended September 30,
As a Percentage of Revenues	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	86.2	86.4	87.0	86.7
Selling, general and administrative	4.8	5.0	4.7	4.8
Amortization of deferred compensation	0.3	0.4	0.3	0.3
Depreciation and amortization	0.8	1.3	0.8	1.4
Total operating costs and expenses	92.0	93.0	92.8	93.2

	Three Months Ended September 30,		Six Months Ended September 30,
As a Percentage of Revenues	2005	2006	2005	2006
	(unaudited)		(unaudited)
Operating income	8.0	7.0	7.2	6.8
Other income (expense):
Other expense	—	(0.8)	—	(0.3)
Interest expense—net	(0.5)	(2.1)	(0.5)	(2.2)
Total other expenses	(0.5)	(2.9)	(0.5)	(2.5)
Income before taxes	7.4	4.1	6.6	4.3
Provision for income taxes	(3.1)	(1.6)	(2.6)	(1.7)
Net income	4.3%	2.5%	4.0%	2.6%

We generate revenues primarily from services provided by our employees and subcontractors, with services provided by our employees generally yielding higher profits than services provided by our subcontractors.  To a lesser degree, we earn revenues through reimbursable travel and other reimbursable direct and indirect costs to support the contractual effort and third-party hardware and software that we purchase and integrate for customers as part of the solutions we provide.

Our most significant expense is cost of revenues, which includes the costs of direct labor, subcontractors, materials, equipment, travel and an allocation of indirect costs (other than selling, general and administrative expenses and depreciation).  Indirect costs consist primarily of fringe benefits, human resources, recruiting, training, other overhead and certain other non-direct costs that are necessary to support direct labor.  The number and types of personnel, their salaries and other costs, can have a significant impact on our cost of revenues.

Our selling, general and administrative expenses include costs not directly associated with performing work for our customers.  These costs include wages plus associated fringe benefits, stock-based compensation charges, rent, travel and insurance.  Among the functions covered by these expenses are sales, business development, contracts, purchasing, legal, finance, accounting, human resources, information technology and general management.  Most of these costs are allowable costs under the cost accounting standards for contracting with the federal government and are recoverable under cost-plus-fee contracts.

Our depreciation and amortization expenses include the amortization of purchased intangibles in connection with acquisitions and the amortization of leasehold improvements and the depreciation of property and equipment purchased in the ordinary course of our business.

Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment after audit.  Federal government agencies have the right to challenge our cost estimates and allocation methodologies with respect to government contracts.  In addition, contracts with these agencies are subject to audit and possible adjustment to give effect to unallowable costs under cost-plus-fee contracts or to other regulatory requirements affecting both cost-plus-fee and fixed-price contracts.

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2006

Revenues.  Our consolidated revenues increased $31.3 million, or 46.9%, from $66.9 million for the three months ended September 30, 2005, to $98.2 million for the three months ended September 30, 2006.  The increase was primarily due to $21.1 million of increased revenues attributable to the acquisition of Morgan, and $10.2 million of increased revenues related to SPAWAR Corporate Production, the Department of Transportation Maritime Administration and Army LAMA contracts and certain other contracts.

Cost of Revenues.  Our cost of revenues increased $27.2 million, or 47.2%, from $57.6 million for the three months ended September 30, 2005, to $84.8 million for the three months ended September 30, 2006.  This increase was primarily the result of additional costs attributable to revenues generated by Morgan operations, in addition to the cost of revenues associated with the increased services provided under the contracts described above.

Selling, General and Administrative.  Our selling, general and administrative expense increased $1.7 million, or 52.7%, from $3.2 million for the three months ended September 30, 2005, to $4.9 million for the three months ended September 30, 2006.  Selling, general and administrative expense as a percentage of total revenues increased from 4.8% to

5.0% primarily due to an increase of $0.3 million in business development costs associated with several significant procurements.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.7 million, or 131.6%, from $0.6 million for the three months ended September 30, 2005, to $1.3 million for the three months ended September 30, 2006.  The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the Morgan acquisition as well as additional depreciation expense associated with increased capital expenditures during fiscal 2006.

Other Expense.  Our other expense was $0.8 million for the three months ended September 30, 2006, due to an unrealized loss on the fair value of our interest rate swap agreements.

Interest Expense, Net.  Our net interest expense increased $1.7 million from $0.3 million for the three months ended September 30, 2005, to $2.0 million for the three months ended September 30, 2006.  The increase in net interest expense was due to the new term loan borrowings incurred to finance the acquisition of Morgan.

Net Income.  Our net income decreased $0.5 million from $2.9 million for the three months ended September 30, 2005, to $2.4 million for the three months ended September 30, 2006.  The primary reason for the decline in net income was higher interest expense associated with debt financing and the unrealized loss of $0.8 million in the fair value of our interest rate swap agreements described above.

Comparison of Results of Operations for the Six Months Ended September 30, 2005 and 2006

Revenues.  Our consolidated revenues increased $59.0 million, or 44.8%, from $131.7 million for the six months ended September 30, 2005, to $190.7 million for the six months ended September 30, 2006.  The increase was primarily due to $41.1 million of increased revenues attributable to the acquisition of Morgan, and $18.0 million of increased revenues related to SPAWAR Corporate Production, the Department of Transportation Maritime Administration, Army LAMA and certain other contracts.

Cost of Revenues.  Our cost of revenues increased $50.7 million, or 44.3%, from $114.6 million for the six months ended September 30, 2005, to $165.3 million for the six months ended September 30, 2006.  This increase was primarily the result of additional costs attributable to revenues generated by Morgan operations, in addition to the cost of revenues associated with the increased services provided under the contracts described above.  Cost of revenues as a percentage of total revenues decreased from 87.0% to 86.7% primarily due to the favorable contract mix associated with the Morgan acquistion.

Selling, General and Administrative.  Our selling, general and administrative expense increased $3.0 million, or 47.9%, from $6.2 million for the six months ended September 30, 2005, to $9.2 million for the six months ended September 30, 2006.  Selling, general and administrative expense as a percentage of total revenues increased from 4.7% to 4.8% primarily due to an increase of $0.5 million in business development costs associated with several significant procurements.

Depreciation and Amortization.  Our depreciation and amortization expense increased $1.6 million, or 141.4%, from $1.1 million for the six months ended September 30, 2005, to $2.7 million for the six months ended September 30, 2006.  The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the Morgan acquisition as well as additional depreciation expense associated with increased capital expenditures during fiscal 2006.

Other Expense.  Our other expense was $0.5 million for the six months ended September 30, 2006, resulting from a net unrealized loss in the fair value of our interest rate swap agreements.

Interest Expense, Net.  Our net interest expense increased $3.5 million from $0.7 million for the six months ended September 30, 2005, to $4.2 million for the six months ended September 30, 2006.  The increase in net interest expense was due to the new term loan borrowings incurred to finance the acquisition of Morgan.

Net Income.  Our net income decreased $0.4 million from $5.3 million for the six months ended September 30, 2005, to $4.9 million for the six months ended September 30, 2006.  The primary reason for the decline in net income was higher interest expense associated with debt financing, as well as the unrealized loss of $0.5 million in the fair value of our interest rate swap agreements described above.

Seasonality

Our revenues and operating income have typically been positively affected in the quarter ending March 31 due to an increase in the volume of revenues generated under our contract with the Department of State for the provision of passport services, as the demand for processing and delivery of U.S. passports typically increases during this quarter.

Inflation

We do not believe that inflation has had a material effect on our business for the three years ended September 30, 2006.

Liquidity and Capital Resources

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to service our debt, to make capital expenditures and to make selective strategic acquisitions.  Based upon our current operations, we expect that our cash flow from operations, together with amounts we are able to borrow under our credit facility, will be adequate to meet our anticipated needs for the foreseeable future.  In addition, we expect that our cash flow from operations will be adequate to meet all contractual obligations under the credit facility and our operating leases.  Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity.

Cash Flow

Accounts receivable represents our largest working capital requirement.  We bill most of our customers monthly after services are rendered.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and our ability to manage our vendor payments.

	Six Months Ended September 30,
	2005	2006
	(in millions)
Net cash provided by operating activities	$3.2	$11.2
Net cash used in investing activities	$(1.7)	$(1.3)
Net cash used in financing activities	$(1.5)	$(9.9)

Net cash provided by operating activities of $11.2 million for the six months ended September 30, 2006, primarily reflected our net income plus depreciation and amortization expenses for that period, a $2.6 million decrease in accounts receivable and a $2.0 million increase in accrued expenses.  For the six months ended September 30, 2005, net cash provided by operating activities of $3.2 million consisted primarily of net income and a $3.0 million increase in accrued expenses, offset by a $4.3 million decrease in accounts payable and a $0.8 million increase in accounts receivable.

Net cash used in investing activities of $1.3 million for the six months ended September 30, 2006, consisted primarily of the purchase of equipment in the ordinary course of business.  Net cash used in investing activities of $1.7 million in the six months ended September 30, 2005, consisted of a $0.6 million earnout payment in connection with our acquisition of CCI and $1.1 million to purchase equipment in the ordinary course of business.

Net cash used in financing activities of $9.9 million for the six months ended September 30, 2006, consisted primarily of $9.7 million of net repayments of our line of credit.  Net cash used in financing activities of $1.5 million for the six months ended September 30, 2005, consisted primarily of $3.1 million of net borrowings under our line of credit, offset by a $4.2 million payment for the repurchase of treasury stock.

Credit Facility and Borrowing Capacity

On February 16, 2006, in order to finance our acquisition of Morgan and to refinance our then-outstanding indebtedness, we entered into a new senior credit facility that included a $50.0 million revolving credit facility.  As of

September 30, 2006, we had $99.5 million of term loan indebtedness outstanding under our senior credit facility.  As of September 30, 2006, our borrowing availability under the revolving portion of our senior credit facility was $49.2 million (including outstanding letters of credit).  The obligations under our senior credit facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Under the terms of the credit facility, we are entitled to request an increase in the size of the credit facility by an amount not greater than $75 million in the aggregate.  If any lender elects not to increase its commitment under the credit facility, we may designate another bank or other financial institution to become a party to the credit facility.

The credit agreement also contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; repurchases of shares of capital stock and options to purchase shares of capital stock; transactions with affiliates; sale and leaseback transactions; and restricted payments.

In addition, the credit agreement provides that we are required to meet the following financial covenants:

• a fixed charge coverage ratio as of the end of any fiscal quarter of not less than 1.50 to 1.00, based upon the ratio of (i) consolidated EBITDA (as defined in the credit agreement) less the actual amount paid by us and our subsidiaries in cash on account of capital expenditures and taxes over the period consisting of the four consecutive fiscal quarters ending on or immediately prior to the determination date to (ii) consolidated cash interest expense for such period, scheduled principal payments required to be made on consolidated total debt during such period and certain restricted payments paid during such period;

• a maximum leverage ratio based upon the ratio of (i) consolidated total debt to (ii) consolidated EBITDA (as defined in the credit agreement), which will require us to maintain a ratio of 4.25 to 1.00 for each fiscal quarter ending on or prior to December 31, 2006, a ratio of 3.50 to 1.00 for each fiscal quarter ending after December 31, 2006 and on or prior to December 31, 2007, and a ratio of 3.00 to 1.00 for each fiscal quarter ending after December 31, 2007; and

• a minimum consolidated net worth equal to the sum of (i) 85% of our consolidated net worth as at December 31, 2005, (ii) 50% of consolidated net income on a cumulative basis for all preceding fiscal quarters, commencing with the fiscal quarter ended March 31, 2006, and (iii) 100% of the amount by which our total stockholders’ equity is increased as result of any public or private offering of our common stock after the closing date of our credit agreement.

As of September 30, 2006, we were in compliance with all covenants under our debt facility.

Capital Expenditures

We have relatively low capital expenditure requirements.  Our capital expenditures were $1.1 million and $1.4 million for the six months ended September 30, 2005 and the six months ended September 30, 2006, respectively.  Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment due to investments made in connection with our relocation to a new headquarters facility in fiscal 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations and Other Commitments

The following table details our projected payments for our significant contractual obligations as of March 31, 2006.  The table is based upon available information and certain assumptions we believe to be reasonable.

	Payments due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$100,000	$1,000	$2,000	$97,000	$—
Interest on long-term debt obligations(1)	37,395	7,343	15,199	14,853	—
Capital lease obligations	136	104	19	13	—
Operating lease obligations	32,101	6,277	10,110	7,391	8,322
Purchase obligations	27,436	26,499	937	—	—
Total	$197,068	$41,223	$28,265	$119,257	$8,322

(1)          For purposes of calculating interest on long-term debt obligations, we have assumed, in light of the current rising interest rate environment, that interest rates rise by 0.25% per year over the next five years.

The lease of our new headquarters facility represents $16.8 million of the total operating lease obligations set forth above, but does not include $2.1 million that would be payable by us if we exercise an option to terminate this lease in 2010.  Certain other lease obligations constitute reimbursable costs under contracts with our customers.

In the normal course of our business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our customers.  Purchase obligations set forth in the table consist of over 300 outstanding purchase orders, the majority of which are with subcontractors, and none of which exceeds $3.0 million.  These products and services are not considered unconditional obligations until the products and services are delivered, at which time we record a liability for our obligation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment, or SFAS No. 123R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued.  SFAS No. 123R requires liability awards to be remeasured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award.  SFAS No. 123R was effective for us as of the beginning of our fiscal year that begins April 1, 2006.  We have adopted the provisions of SFAS No. 123R on a prospective basis.

In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, or SAB 107.  SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R.  SAB 107 includes, but is not limited to, interpretive guidance related to share-based payment transactions with non-employees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expense and accounting for the income tax effects of share-based arrangements upon adopting SFAS 123R.

In June 2005, the FASB approved Emerging Issues Task Force Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements, or EITF 05-06.  EITF 05-06 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception.  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005.  EITF 05-06 has not had a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after

December 15, 2006.  We are in the process of determining what effect, if any, the adoption of this proposal will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 provides guidance for measuring the fair value of assets and liabilities.  It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are in the process of determining what effect, if any, the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to September 30, 2006.  None of these new standards had or is expected to have a significant impact on our financial position, results of operation or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates.  From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy.  As of March 31, 2006, all of the outstanding debt under our senior credit facility was subject to floating interest rate risk.  In March 2004, we entered into an interest rate swap agreement covering $10.0 million of our indebtedness and, in March 2006, we entered into three interest rate swap agreements collectively covering $50.0 million of our indebtedness, with terms of one, two and six years, respectively.  Even after giving effect to these agreements, we are exposed to risks due to fluctuations in the market value of these agreements and changes in interest rates with respect to the portion of our senior credit facility that is not covered by these agreements.  A hypothetical change in the interest rate of 100 basis points would have changed annual cash interest expense by $0.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2006, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a of the Securities Exchange Act.  Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business.  We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Any of the risks described below could materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

We depend on contracts with federal government agencies for substantially all of our revenues.  If our relationships with these agencies were harmed, our revenues and operating results could decline.

Revenues from federal government contracts, either as a prime contractor or as a subcontractor, accounted for 99.9% of our revenues for the fiscal year ended March 31, 2006.  We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future.  For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense or Department of State in particular, would cause serious harm to our business.  Among the key factors in maintaining our relationships with federal government agency customers are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with customer personnel.  To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could decline as a result.

Changes in the spending policies or budget priorities of the federal government, and the Department of Defense in particular, could cause us to lose revenues.

Changes in federal government fiscal or spending policies, or in the Department of Defense budget allocation, could directly affect our financial performance.  Among the factors that could harm our business are:

•                  curtailment of the federal government’s use of technology services firms;

•                  a significant decline in spending by the federal government in general or by specific departments or agencies in particular;

•                  reductions in federal government programs or requirements;

•                  a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts or key relationships;

•                  delays in the payment of our invoices by government payment offices;

•                  federal governmental shutdowns, such as the shutdown that occurred during the government’s 1996 fiscal year, and other potential delays in the government appropriations process, such as federal agencies having to operate under a continuing funding resolution because of delays in Congressional budget appropriations;

•                  emergency spending that reduces funds available for other government priorities, such as the emergency spending for relief following hurricanes Katrina and Rita; and

•                  general economic and political conditions, including any event that reduces federal tax receipts or results in a change in spending priorities of the federal government.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts, any of which could cause us to lose revenues.

In particular, revenues earned from contracts with the Department of Defense, including from subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 66% of our revenues for the six months ended September 30, 2006.  In the past, the U.S. defense budget has declined from time to time, resulting in a slowing of new program starts, program delays and program cancellations.  These reductions may cause defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses.  Current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq and may not be sustainable, including as a result of changes in government leadership, policies or priorities.  Future levels of expenditures and authorizations for defense-related programs may decrease or shift to programs in areas where we do not provide services.  Any such decline or shift in defense-related expenditures could harm our revenues and operating results.

In addition, any limitations imposed on spending by other federal government agencies that result from efforts to reduce the federal deficit may limit both the continued funding of our existing contracts and our ability to obtain additional contracts.  Our backlog consists exclusively of contracts with federal departments and agencies, and the continuation of these contracts, or award of additional contracts from these agencies, could be materially harmed by federal government spending reductions or budget cutbacks at these departments or agencies.

Our revenues may decline materially if we are unable to obtain a new award of our passport processing services contract with the Department of State in September 2007 or if we are unable to renew any of our other significant contracts.

We earn a significant portion of our revenues from the provision of passport processing and support services to the Department of State.  Revenues from these services were approximately 15% of our revenues for the six months ended September 30, 2006.  The fixed initial term of our contract with the Department of State for the provision of passport processing and support services has expired, and we are currently performing these services pursuant to the Department of State’s exercise of a one-year renewal option that expires in September 2007.  The Department of State may not award us a new contract upon the expiration of the current contract in September 2007.  We currently expect the Department of State to subject this contract to recompetition before awarding a new contract.  Our revenues may decline materially if we are unable to obtain a renewal of this contract or any of our other significant contracts.  This contract is related but separate from the recently awarded ten year contract worth $164 million with the State Department to conduct passport book personalization services in up to two contractor-supplied and operated turnkey facilities.

We may not realize the full value of our backlog, which may result in lower than expected revenues.

Our total backlog represents the amount of revenues we expect to realize over the remaining base contract performance period and from the exercise of all option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date.  We do not include contract ceilings for government-wide acquisition contracts, or GWACs, or agency-specific indefinite delivery/indefinite quantity, or ID/IQ, contracts in our backlog calculation.  Congress typically appropriates funds for our federal government customers on an annual basis, even though their contracts with us may call for performance that is expected to take a number of years.  As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We may never realize some of the revenues that are included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog.  As of September 30, 2006, our total backlog was approximately $949.4 million, of which only approximately $241.0 million was funded.  In addition, there can be no assurance that our backlog will result in actual revenues in any particular period.  This is because the actual receipt, timing and amount of revenues under contracts included in backlog are subject to various contingencies, many of which are beyond our control.  For example, the actual receipt of revenues from contracts included in backlog may never occur or may be delayed because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified or terminated early, including as a result of a lack of appropriated funds.  In addition, the fact that our backlog may translate into revenue does not guarantee that the contracts will be profitable.

Loss of our position as a qualified contractor under one or more General Services Administration schedules, or as a prime contractor on one or more of our contracts, would impair our operating results and our ability to win new business.

In recent years, the federal government has increasingly relied on General Services Administration, or GSA, schedules and multi-award ID/IQ contracts for its procurement needs.  When using GSA schedules and multi-award ID/IQ contracts, a procuring officer chooses providers from a pre-selected group of contractors, and contractors that are not part of the group generally will not be notified of, and will not be able to compete for, these contracts or task orders.  Accordingly, our ability to maintain our existing business and win new business depends on our ability to maintain our position as a GSA schedule contractor and a prime contractor on multi-award ID/IQ contracts.

If we were to lose any of our GSA schedules or our prime contractor position on any of our contracts, we could lose revenues, and our ability to win new business and our operating results could decline as a result.  Similarly, unless we are successful in expanding our GSA schedule presence and our base of multi-award ID/IQ contracts, our ability to grow our business may be hindered.

Most of our revenues are earned from contracts with limited initial terms.  We may expend significant resources in connection with these contracts that we may not recover if our customers do not exercise their contract extension options.

Our contracts typically have a one or two year initial term, with multiple options that are exercisable by our government customers to extend the contract for one or more additional years.  Our customers may not exercise any of their extension options.  Moreover, because we believe that our contracts with limited initial terms represent the early portion of longer customer programs, we expend significant financial and personnel resources and expand our operations to be able to fulfill these programs beyond the initial contract term.  If a significant number of our contracts are not extended beyond their initial terms, we may be unable to recover the costs we incurred, we may not recognize anticipated revenues and our operating results may be harmed.

The loss of one or more members of our senior management team could impair our relationships with government customers and our ability to compete and could disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team.  Our senior management team has extensive industry experience, and the relationships and reputation that members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good customer relations and to identify new business opportunities.  The loss of the services of one or more of our senior executives could impair our ability to identify and secure new contracts, to maintain good customer relations and to otherwise manage our business, any of which could harm our business and operating results.  We have not entered into employment or non-competition agreements with any members of our senior management.

If we fail to attract and retain skilled employees, we might not be able to perform under our contracts and our ability to maintain and grow our business could be limited.

The growth of our business and revenues depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced information technology skills and appropriate security clearances, and who work well with our defense and federal civilian government customers.  Competition for such personnel is intense, and recruiting, training and retention costs place significant demands on our resources.  If we are unable to recruit and retain a sufficient number of qualified employees, our ability to maintain and grow our business could be limited.  Furthermore, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.  In addition, many of our professional personnel may have specific knowledge of and experience with our federal government customers’ operations, and we obtain some of our contracts based on that knowledge and experience.  The loss of services of key personnel could impair our ability to perform required services under some of our contracts and to retain such contracts, as well as our ability to win new business.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders.  For example, we must often discount our GSA schedule rates in order to secure contracts from many of our customers in competitive situations.  Many of our competitors have greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we do.  We expect that the number of such competitors will grow through industry consolidation and the increasing participation in the federal government services market by traditional consulting and outsourcing providers and hardware and software manufacturers that seek to increase their service offerings.  These competitors could, among other things:

•                  divert sales from us by winning very large-scale government contracts due to different or greater technical capabilities, past performance on large-scale contracts, geographic presence, price and the availability of key professional personnel;

•                  force us to charge lower prices in order to win or maintain contracts;

•                  harm our relationships; and

•                  seek to hire our employees.

If we lose business to our competitors or are forced to lower our prices, our revenues and our operating profits could decline and we could suffer a loss of market share.

In addition, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor for us.  If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it would divert sales from us and could force us to charge lower prices in order to ensure that we retain our prime contractor status.

We derive substantially all of our revenues from contracts awarded through competitive procurement processes, which can impose substantial costs upon us and negatively impact our operating results.

We derive substantially all of our revenues from federal government contracts that are awarded through competitive procurement processes.  Competitive procurement imposes substantial costs and presents a number of risks to us, including:

•                  the need to bid on engagements in advance of knowing the complete design or full requirements, which may result in unforeseen difficulties in executing the engagement and cost overruns;

•                  the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us and schedules that may not be used;

•                  the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction or modification of the awarded contract; and

•                  the opportunity cost of not bidding on and winning other contracts we might have otherwise pursued.

The costs we incur in the competitive procurement process may be substantial, and, to the extent we participate in competitive procurements and are unable to win particular contracts, these costs could negatively affect our operating results.  In addition, GSA schedule contracts, GWACs, blanket purchase agreements and other ID/IQ contracts do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures.  The increasing reliance by the federal government on GSA schedules, GWACs and other multi-award ID/IQ contracts for its procurement needs has led to increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under these contracts.

We may lose money on some contracts if we miscalculate the resources we need to perform under the contract.

We provide services to the federal government under contracts with three basic types of price structure: cost-plus-fee, time-and-materials and fixed-price.  For the six months ended September 30, 2005, we derived approximately 63%, 18% and 19% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively.  For the six months ended September 30, 2006, we derived approximately 53%, 32% and 15% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively.  Each of these types of contracts, to varying degrees, involves the risk that we underestimate our cost of fulfilling the contract, and we occasionally have suffered in the past, and may suffer in the future, reduced profits or financial losses on our contracts, thereby causing our operating results to decline as a result.  This risk is greater for fixed-price contracts, where we bear the full impact of cost overruns, and an increase of fixed-price contracts in our contract mix would increase our exposure to this risk.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we receive the benefit of cost savings.  In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types.  Our federal government customers typically determine what type of contract we enter into.  Cost-plus-fee and fixed-price contracts accounted for approximately 63% and 19%, respectively, of our revenues for the six months ended September 30, 2005, and approximately 53% and 15%, respectively, of our revenues for the six months ended September 30, 2006.  To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.

We provide various professional services and sometimes procure equipment and materials on behalf of our federal government customers under various contractual arrangements.  From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate procurement in advance of receiving final authorization from the government customer or a prime contractor.  If our government or prime contractor customers’ requirements should change or if the government or the prime contractor should direct the anticipated procurement to a contractor other than us or if the equipment or materials become obsolete or require modification before we are under contract for the procurement, our investment in the equipment or materials might be at risk if we cannot efficiently resell them.  This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

We estimate that revenues derived from contracts in which we acted as a subcontractor to other companies represented approximately 21% of our revenues for the six months ended September 30, 2006.  As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required.  As a prime contractor, we often rely on other companies to perform some of the work under a contract.  We expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenues in the foreseeable future.  Our business, prospects, financial condition and operating results could be harmed if other contractors eliminate or reduce their subcontract relationships with us, whether because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces other prime contractors’ programs or does not award them new contracts.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers.  We estimate that revenues derived from work performed by our subcontractors represented approximately 26% of our revenues for fiscal 2006.  If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers’ expectations as a prime contractor may be compromised.  In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed.  In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default.  A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

Unfavorable government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our customers.

The federal government audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards.  Like most large government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency, or the DCAA.  An unfavorable audit of us, including any companies we have acquired or may acquire, or any of our subcontractors could have a substantial adverse effect on our operating results.  For example, any costs that were previously reimbursed could subsequently be disallowed.  In this case, cash we have already collected may need to be refunded and future operating margins may be reduced.

Our incurred cost submissions have been audited by the DCAA through December 31, 2004, for Morgan Research Corporation, or Morgan, through March 31, 2004, for Stanley, CCI, Incorporated, or CCI, and GCI Information Services, Inc., or GCI, and through December 31, 2002, for Fuentez Systems Concepts, Inc., or FSC.  Costs for which Morgan was reimbursed after December 31, 2004, costs for which Stanley, CCI and GCI were reimbursed after March 31, 2004, and costs for which FSC was reimbursed after December 31, 2002, may be subsequently disallowed upon the completion of future audits.  In addition, non-audit reviews by the U.S. government may still be conducted on all of our government contracts.

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies.  In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

If we experience systems or services failures, our reputation could be harmed and our customers could assert claims against us for damages or refunds.

We create, implement and maintain information technology and engineering systems, and provide services, that are often critical to our customers’ operations, some of which involve classified or other sensitive information, and may be conducted in war-zones or other hazardous environments.  We have experienced and may in the future experience some systems or services failures, schedule or delivery delays, and other problems in connection with our work.  If our solutions, services, products, including third-party products we may resell to our customers, or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•                  lose revenues due to adverse customer reactions;

•                  be required to provide additional services to customers at no charge;

•                  receive negative publicity, which could damage our reputation and harm our ability to attract or retain customers; or

•                  suffer claims for substantial damages.

The successful assertion of any large claims against us could seriously harm our business.  Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our reputation.

Security breaches in sensitive government systems could result in the loss of customers and negative publicity.

Many of the systems we develop, integrate and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified government functions.  A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for federal government customers.  We could incur losses from such a security breach that could exceed the policy limits under our professional liability insurance program.  Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenues.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government customers, which could cause us to lose business.

Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances.  Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances.  If our employees lose or are unable to timely obtain security clearances or we lose a facility clearance, the government customer may terminate the contract or decide not to renew it upon its expiration.  As a result, to the extent we cannot obtain or maintain the required security clearances for a particular contract, or we fail to obtain them on a timely basis, we may not derive the revenues anticipated from the contract, which could harm our operating results.  To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we will be unable to perform that contract and we may not be able to compete for or win new awards for similar work.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

Our revenues and operating results will vary from quarter to quarter and, as a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline.  Factors that may affect our operating results include those listed in this “Risk Factors” section and others that are specific to our industry such as:

•                  fluctuations in revenues earned on government contracts;

•                  seasonal fluctuations in our staff utilization rates;

•                  commencement, completion or termination of contracts during any particular quarter;

•                  variable purchasing patterns under GSA schedule contracts, GWACs, blanket purchase agreements and other ID/IQ contracts;

•                  changes in contract requirements by our government agency customers;

•                  changes in the extent to which we use subcontractors; and

•                  changes in presidential administrations and senior federal government officials that affect the timing of technology procurement.

Reductions in revenues in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term.  We may incur significant operating expenses during the start-up and early stages of large contracts and may not receive corresponding payments in the same quarter.  We may also incur additional expenses when contracts expire or are terminated or not renewed.  In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner.

We may be harmed by intellectual property infringement claims.

Many of the services and solutions that we provide to our customers involve extensive use of software and other intellectual property.  As a result, we could become subject to claims of third parties who assert that software and other forms of intellectual property that we use in delivering services and solutions infringe upon intellectual property rights of those third parties, and we could incur substantial costs to defend those claims.  In addition, if any of these infringement claims are ultimately successful, in addition to paying damages, we could be required to take any of the following actions, each of which could entail significant expenses or result in a significant reduction in revenues:

•                  cease selling or using services or solutions that incorporate the challenged software or technology;

•                  obtain a license or additional licenses from third parties; or

•                  redesign our services and solutions that rely on the challenged software or technology.

We may incur substantial costs and liabilities in connection with acquisitions.

We have completed four acquisitions since 2000, including the acquisition of Morgan in February 2006, and expect to consider further acquisitions and investments in the future.  If we make an acquisition or investment, we may:

•                  issue stock that would dilute your stock ownership;

•                  incur debt that would restrict our cash flow;

•                  assume liabilities;

•                  incur large and immediate write-offs;

•                  incur unanticipated costs;

•                  incur unanticipated liabilities under purchase and sale agreements with target companies;

•                  forego procurement opportunities as a result of organizational conflict of interest, or OCI, concerns;

•                  experience risks associated with entering markets in which we have no or limited prior experience; and

•                  lose key employees from the acquired operations.

In connection with any acquisition we make, there may be liabilities that we fail to discover or that we inadequately assess.  In addition, acquired operations may not perform according to the forecasts that we used to determine the purchase price.  If the acquired entity fails to achieve these forecasts, or if we are not successful in offering our services to the customer base of the acquired entity or otherwise do not achieve the anticipated benefits of the acquisition, our financial condition and operating results may decline as a result.  In addition, if we incur a substantial amount of indebtedness in order to finance one or more acquisitions, our increased leverage may restrict our business and operations, reduce our cash flows or restrict our future access to sufficient funding to finance desired growth.

We may not successfully integrate companies we may acquire in the future.

The process of integrating companies requires a significant amount of resources and management attention which detracts from attention to our business, and we expect that any future acquisitions would demand resources and management attention.  If we are unable to integrate any company we acquire in the future as planned, our management’s attention may continue to be diverted from the operation of our business, our operations could be disrupted and we may be unable to deliver our services to our customers as planned, any of which would hinder implementation of our business plan, harm our relationships with our customers and force us to incur unanticipated expenses.

A preference for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor on certain governmental procurements.

As a result of the Small Business Administration, or SBA, set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small or small disadvantaged businesses.  As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs.  An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

Our employees may engage in misconduct or other improper activities, which could harm our business.

A significant number of our employees are involved in government contracting and billing processes, which require compliance with a number of procurement laws and regulations.  In addition, in the course of our business, our employees routinely obtain access to sensitive or classified government information.  As a result, we are exposed to the risk that employee fraud or other misconduct could occur.  Misconduct by employees could include intentional or unintentional failures to comply with federal government procurement regulations, engaging in unauthorized activities or falsifying time records.  Employee misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation.  It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could materially harm our business.

Our business commitments require our employees to travel to potentially dangerous places, which may result in injury to our employees.

Our business involves providing services that require some of our employees to operate in countries that may be experiencing political unrest, war or terrorism, including Afghanistan and Iraq.  Certain senior level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries.  As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments.  It is also possible that we will encounter unexpected costs in connection with additional risks inherent in sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control.  These problems could cause our actual results to differ materially from those anticipated.

Risks Related to Our Industry

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience.

Federal government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts.  These rights and remedies allow government customers, among other things, to:

•                  terminate existing contracts, with short notice, for convenience, as well as for default;

•                  reduce orders under or otherwise modify contracts;

•                  for contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor during negotiations furnished cost or pricing data that was not complete, accurate and current;

•                  for some contracts, demand a refund, make a forward price adjustment or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process, or reduce the contract price under certain triggering circumstances, including the revision of pricelists or other documents upon which the contract award was predicated, the granting of more favorable discounts or terms and conditions than those contained in such documents and the granting of certain special discounts to certain customers;

•                  terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•                  cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•                  decline to exercise an option to renew a multi-year contract or issue task orders in connection with ID/IQ contracts;

•                  claim rights in solutions, systems and technology produced by us;

•                  prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor’s judgment;

•                  subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction or modification of the awarded contract; and

•                  suspend or debar us from doing business with the federal government.

If a federal government customer terminates one of our contracts for convenience, we may recover only a portion of our incurred or committed costs, settlement expenses and profit on work completed prior to the termination.  If a federal government customer were to unexpectedly terminate, cancel or decline to exercise an option to renew one or more of our significant contracts or suspend or debar us from doing business with the federal government, our revenues and operating results would be materially harmed.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our federal government customers and may increase our expenses.  Among the most significant laws and regulations are:

•                  the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration, and performance of government contracts, including provisions relating to the avoidance of conflicts of interest and intra-organizational conflicts of interest;

•                  the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with some contract negotiations;

•                  the Procurement Integrity Act, which requires evaluation of ethical conflicts surrounding procurement activity and establishing certain employment restrictions for individuals who participate in the procurement process;

•                  the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under some cost-based government contracts;

•                  laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of specified products, technologies, and technical data; and

•                  compliance with antitrust laws.

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including the termination of our contracts, the forfeiture of profits, the suspension of payments owed to us, fines and our suspension or debarment from doing business with federal government agencies.  In particular, the civil False Claims Act provides for treble damages and potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval, or makes a false statement in order to get a false or fraudulent claim paid or approved by the government.  Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government.  These provisions of the civil False Claims Act permit parties, such as our employees, to sue us on behalf of the government and share a portion of any recovery.  Any failure to comply with applicable laws and regulations could result in contract termination, damage to our reputation, price or fee reductions or suspension or debarment from contracting with the government, each of which could lead to a material reduction in our revenues.

The failure by Congress to timely approve budgets for the federal agencies we contract with could delay or reduce spending and cause us to lose revenues.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we contract with.  When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution that allows federal government agencies to operate at spending levels approved in the previous budget cycle.  For example, Congress did not pass a defense spending bill for the federal fiscal year 2006 until November 15, 2005, during which time the military branches operated under a continuing resolution.  Operation by government agencies on the basis of a continuing resolution may delay or cancel funding we expect to receive from customers on work we are already performing and is likely to result in new initiatives being delayed, and in some cases being cancelled.

The adoption of new procurement laws or regulations could reduce the amount of services that are outsourced by the federal government and could cause us to lose future revenues.

New legislation or procurement regulations could cause federal agencies to adopt restrictive procurement practices regarding the use of outside service providers.  For example, the American Federation of Government Employees, the largest federal employee union, strongly endorses legislation that may restrict the procedure by which services are outsourced to government contractors.  If such legislation were to be enacted, it would likely reduce the amount of information technology services that could be outsourced by the federal government, which could materially reduce our future expected revenues.

The Office of Management and Budget process for ensuring government agencies properly support capital planning initiatives, including information technology investments, could reduce or delay federal information technology spending and cause us to lose revenue.

The Office of Management and Budget, or OMB, supervises spending by federal agencies and enforces the Government Performance Results Act.  This Act requires, among other things, that federal agencies make an adequate business justification to support capital planning initiatives, including all information technology investments.  The factors considered by the OMB include, among others, whether the proposed information technology investment is expected to achieve an appropriate return on investment, whether related processes are contemporaneously reviewed, whether interoperability with existing systems and the capacity for these systems to share data across government agencies has been considered and whether existing commercial off-the-shelf products are being utilized to the extent possible.  If our customers do not adequately justify proposed information technology investments to the OMB, the OMB may refuse funding for their new or continuing information technology investments, and we may lose revenue as a result.

Risks Related to Our Common Stock

Our executive officers and directors as a group and our Employee Stock Ownership Plan, or ESOP, own a significant percentage of our common stock, and as a result have significant influence over our affairs and policies.

After giving effect to our initial public offering, our executive officers and directors beneficially owned approximately 29% of our outstanding common stock.  For so long as our executive officers and directors continue to own a significant portion of our outstanding common stock, they will have significant influence over matters submitted to our stockholders for approval and exercise significant control over our business policies and affairs, including the election of directors, amendments to our certificate of incorporation and determinations with respect to mergers and other business combinations, including those that may result in a change of control.  In addition, after giving effect to our initial public offering, the ESOP beneficially owned approximately 35% of our outstanding common stock.  Substantially all of the participants in the ESOP are our employees.  If these participants act together, they will also be able to exert influence over matters submitted to our stockholders for approval, and if they act together with our executive officers and directors, they will be able to determine the outcome of matters submitted for stockholder approval.  The interests of our executive officers and directors and the ESOP participants may conflict with your interests as a stockholder.

Provisions of our charter documents may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Provisions of our certificate of incorporation and by-laws, as amended and restated, may deter, delay or prevent a third-party from acquiring us.  These provisions include:

•                  limitations on who may call special meetings of stockholders;

•                  the absence of cumulative voting in the election of directors;

•                  the inability of stockholders to act by written consent;

•                  advance notice requirements for nominations for election to the board of directors and for stockholder proposals; and

•                  the authority of our board of directors to issue, without stockholder approval, up to 500,000 shares of preferred stock with such terms as the board of directors may determine and to issue additional shares of our common stock.

These provisions could have the effect of delaying, deferring or preventing a change in control of our company, discourage others from making tender offers for our shares, lower the market price of our stock or impede the ability of our stockholders to change our management, even if such changes would be beneficial to our stockholders.

A substantial number of shares will be eligible for sale in the near future, which could cause our common stock price to decline.

Prior to our initial public offering in October 2006, substantially all of our common stock was held by our employees, including through our ESOP.  If our existing stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.  These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.  In connection with our initial public offering, our executive officers, directors, the selling shareholders (other than the ESOP), and certain other stockholders entered into lock-up agreements.  In accordance with these lock-up agreements, 589,656 shares of common stock will be available for sale in the public market 180 days after October 17, 2006, and an additional 5,306,904 shares of common stock will be available for sale in the public market 360 days after October 17, 2006.  These lock-up agreements are subject to a number of exceptions and Citigroup Global Markets Inc., on behalf of the underwriters in the initial public offering, may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sale of shares in the public market.  As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.  In addition, after completion of the initial public offering, our ESOP held 7,326,660 shares of our common stock, all of which was allocated to employee accounts.  Under certain circumstances, such as the termination of an employee’s employment with us, the ESOP may distribute shares to ESOP participants (or sell shares in the market), depending on the elections of ESOP participants.  In addition, pursuant to certain diversification rights that will be available to ESOP participants pursuant to instructions given during the 90-day period beginning March 31, 2007, up to an additional 1,831,665 shares held by the ESOP may be sold in the public market at that time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following information relates to all securities issued or sold by us within the three months ended September 30, 2006, and not registered under the Securities Act.  The transactions described below were conducted in reliance upon the exemptions from registration provided in Rule 701 promulgated under Section 3(b) of the Securities Act and/or Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  There were no underwriters employed in connection with these transactions.  All information reflects the 30-for -1 stock split, which took effect on September 12, 2006.

During the quarter ended September 30, 2006, the Company issued to five members of the Company’s board of directors an aggregate of 21,600 shares of the Company’s common stock as compensation for their service on our board of directors. These shares were valued at the time of issuance at $10.28 per share, for an aggregate value of $222,048.

During the quarter ended September 30, 2006, one employee exercised options to purchase 3,900 shares of the Company’s common stock at an aggregate exercise price of $14,335.

Use of Proceeds

On October 23, 2006, we received the proceeds from our initial public offering of 6,234,720 shares of our common stock at a price of $13.00 per share. Our net proceeds from the initial public offering, after deducting the underwriting discount of $5.7 million and estimated offering expenses of $3.4 million, were $72.0 million. Selling shareholders offered and sold a total of 1,010,280 shares of our common stock in the initial public offering at a price of $13.00 per share. Net proceeds to the selling shareholders, after deducting the underwriting discount of $0.9 million, were $12.2 million. The lead managers for the initial public offering were Citigroup Global Markets Inc, (Citigroup) and Wachovia Capital Markets, LLC, with Citigroup acting as sole book-runner. Payments of expenses were to persons other than our directors or officers (or their associates), persons owning 10% or more of our common stock, or our affiliates. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-134053), which was declared effective by the SEC on October 17, 2006.

The net offering proceeds to us were used in October 2006 to repay approximately $61.5 million of debt under our senior credit facility.

Purchases of Equity Securities

A summary of our repurchases (in thousands, except average price per share) during the quarter ended September 30, 2006 is as follows:

Period	Shares Repurchased	Average Price Per Share	Total Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
8/1/06 – 8/30/06	33	$7.86	0	0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Stanley, Inc. Shareholders was held on Tuesday, July 11, 2006. A majority of the shareholders were represented and unanimously re-elected the following nine persons as members of the Stanley Board for the 2007 fiscal year – Lawrence A. Gallagher, Philip O. Nolan, William E. Karlson, George H. Wilson, John P. “Jack” Riceman, James C. Hughes, General Jimmy D. Ross, USA (Ret.), Lt. General Richard L. Kelly, USMC (Ret.), and Charles S. Ream. Additionally, the majority of shareholders unanimously approved the Amendment and Restatement of Certificate of Incorporation, 2006 Omnibus Incentive Compensation Plan and Employee Stock Purchase Plan.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan Chairman, President and Chief Executive Officer November 29, 2006

/s/ BRIAN J. CLARK
Brian J. Clark Chief Financial Officer November 29, 2006