Form 10-Q
period 2006-12-31
Stanley, Inc.
filed 2007-02-12
CIK 1360555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33083

STANLEY, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3658790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3101 Wilson Boulevard, Suite 700
Arlington, VA	22201
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

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

  Yes  ☐  No  ☒

As of January 31, 2007, there were 21,437,015 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2006

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006

Revenues	$68,936	$102,023	$200,622	$292,769

Operating costs and expenses:
Cost of revenues	59,580	88,838	174,162	254,125
Selling, general and administrative	3,018	4,388	9,246	13,600
Amortization of deferred compensation	232	4,361	572	4,964
Depreciation and amortization	724	1,353	1,839	4,047
Total operating costs and expenses	63,554	98,940	185,819	276,736
Operating income	5,382	3,083	14,803	16,033

Other income (expense):
Other income (expense)	29	95	29	(450)
Interest expense - net	(467)	(1,040)	(1,166)	(5,219)
Total other expenses	(438)	(945)	(1,137)	(5,669)

Income before taxes	4,944	2,138	13,666	10,364

Provision for income taxes	(1,987)	(878)	(5,435)	(4,198)

Net income	$2,957	$1,260	$8,231	$6,166

Earnings per share:
Basic	$0.21	$0.06	$0.58	$0.38
Diluted	$0.19	$0.06	$0.51	$0.34

Weighted average shares:
Basic	14,007	19,637	14,227	16,238
Diluted	15,767	21,676	16,177	18,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2006	December 31, 2006
		(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$—	$13,621
Accounts receivable - net	81,732	89,698
Prepaid and other current assets	2,196	5,556
Total current assets	83,928	108,875

Property and equipment - net	10,083	10,317
Goodwill	87,832	88,249
Intangible assets - net	12,616	10,208
Other assets	5,444	2,098
Total assets	$199,903	$219,747

Liabilities and Stockholders’ Equity

Current liabilities
Line of credit	$10,409	$—
Accounts payable	17,193	14,647
Accrued expenses and other liabilities	24,091	33,502
Current portion of long-term debt	1,000	1,000
Deferred income taxes	1,225	1,516
Income taxes payable	711	—
Total current liabilities	54,629	50,665

Long-term debt - net of current portion	99,000	37,000
Other long-term liabilities	3,514	3,365
Deferred taxes	371	432
Total liabilities	157,514	91,462

Commitments and contingencies:
Stockholders’ equity
Common stock, $0.01 par value – 200,000 authorized; 14,967 and 21,409 issued, respectively	150	214
Additional paid-in capital	3,858	75,639
Retained earnings	47,640	53,806
Accumulated other comprehensive income	—	(115)
Less: Treasury stock: 735 and 0 at cost, respectively	(4,791)	—
Deferred compensation	(4,392)	(1,211)
Shareholder notes receivable	(76)	(48)
Total stockholders’ equity	42,389	128,285

Total Liabilities and Stockholders’ Equity	$199,903	$219,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,231	$6,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,839	4,047
Amortization of deferred compensation	572	4,964
Loss on disposal of property and equipment	85	189
Deferred taxes	537	351
Stock contributed to employee stock ownership plan	1,562	—
Income tax benefit from stock compensation	—	1,592
Other	—	415
Changes in assets and liabilities - net of acquisition effects:
Increase in accounts receivable	(6,909)	(7,966)
Increase in prepaid income tax	(570)	(573)
Increase in prepaid expenses and other current assets	(273)	(137)
(Increase) decrease in other assets	(415)	696
Decrease in accounts payable	(3,326)	(2,546)
Increase in accrued expenses	6,801	8,265
Increase in other liabilities	809	878
Decrease in income taxes payable	(1,270)	(711)
Net cash provided by operating activities	7,673	15,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CCI - net of cash required	(557)	—
Purchase of Morgan - net of cash required	—	(417)
Acquisition of property and equipment	(3,913)	(2,040)
Net cash used in investing activities	(4,470)	(2,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	1,695	(10,409)
Repayments on long-term debt	(750)	(62,000)
Payments under capital lease obligations	(4)	(17)
Purchase of treasury stock	(4,405)	(259)
Proceeds from exercise of stock options	37	1,110
Cash repayments from shareholders	—	28
Net proceeds from sale of stock in initial public offering	—	71,798
Proceeds from sale of treasury stock	224	197
Net cash (used in) provided by financing activities	(3,203)	448

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	13,621
CASH AND CASH EQUIVALENTS - Beginning of year	—	—

CASH AND CASH EQUIVALENTS - End of year	$—	$13,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$6,071	$6,067
Interest	$1,166	$5,492

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Assets purchased under a capital lease agreement	$14	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, these statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2006, its results of operations for the three months and nine months ended December 31, 2005 and 2006, and its cash flows for the nine months ended December 31, 2005 and 2006.  The results of operations for the interim period are not necessarily indicative of the results for the full year.  For further information, refer to the financial statements and notes presented in the Company’s registration statement on Form S-1 as amended.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Stanley’s wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Disputes occasionally arise in the normal course of the Company’s business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectibility.  Such matters, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated.  Claims against the Company are recognized where a loss is considered probable and can be reasonably estimated in amount.

The allowability of certain costs under government contracts is subject to audit by the government.  Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs.  Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues.  For the three months ended December 31, 2005 and 2006, we derived approximately 62% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 38% and 32% of our revenues, respectively, from federal civilian government agencies.  The Company’s contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 18% and 14% of our revenues for the three months ended December 31, 2005 and 2006, respectively.

For the nine months ended December 31, 2005 and 2006, we derived approximately 60% and 67% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 40% and 33% of our revenues, respectively, from federal civilian government agencies.  The Company’s contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 20% and 14% of our revenues for the nine months ended December 31, 2005 and 2006, respectively.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation.  Depreciation of property and equipment is calculated using the straight-line method over the useful lives, ranging from three to ten years.  Leasehold improvements are amortized over the lesser of the useful life or the term of the lease.  Repairs and maintenance are expensed as incurred.  Depreciation expense related to property and equipment was $0.4 million and $0.6 million for the three months ended December 31, 2005 and 2006, respectively.  Depreciation expense related to property and equipment was $0.9 million and $1.6 million for the nine months ended December 31, 2005 and 2006, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies.  During the quarter ended December 31, 2006, the Company continued its evaluation of the purchase price allocation related to the acquisition of Morgan Research Corporation, or Morgan, in February 2006.  In connection with this evaluation, the Company determined that certain contracts required adjustment in order to reflect the fair value of the contracts acquired.  Accordingly, an adjustment was recorded during the quarter ended December 31, 2006 which resulted in an increase to goodwill of $0.6 million.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis.  Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any.  Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year.  An impairment loss would be recognized when the assets’ fair value is below their carrying value.  Stanley has elected December 31 as its testing date.  Based on the testing performed as of December 31, 2006, the Company determined that no impairments existed as of December 31, 2006. Based on the testing performed as of December 31, 2005, the Company believed that no impairments existed as of December 31, 2005; however, in the quarter ended March 31, 2006, the Company recorded an aggregate charge of $3.6 million relating to the impairment of the CCI and FSC trade names.  The impairment arose as a result of the Company having completed substantially all of the activities in connection with novating the contracts previously legally held by CCI and FSC.  As such, the Company no longer ascribed any value to the CCI and FSC trade names and that portion of the identified intangibles was written off.  Customer relationships and other intangibles are amortized on a straight-line basis over periods ranging from one to seven years.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value.  Stanley believes that no impairments exist as of December 31, 2006.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
	(in thousands)
Basic weighted average common shares outstanding	14,007	19,637	14,227	16,238
Effect of stock options and unvested restricted stock grants	1,760	2,039	1,950	1,978
Diluted weighted average common shares outstanding	15,767	21,676	16,177	18,216

Derivative Instruments and Hedging Activities— In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying consolidated balance sheets at December 31, 2005 and 2006. For qualifying cash flow hedges, SFAS No. 133, as amended, holds that the effective portion of derivative gains and losses be recorded as a component of other comprehensive income and be reclassified into earnings in the same period in which the hedged transaction affects such earnings.  Any ineffectiveness is reported currently in earnings.

On March 15, 2004, Stanley entered into a swap agreement to reduce exposure to interest rate fluctuations on its floating rate debt commitments.  Under this interest rate swap agreement, the interest rate is fixed with respect to specified amounts of notional principal.  Stanley’s exposure under this agreement was limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due.  On March 27, 2006, Stanley entered into three additional swap commitments.  Under these swap agreements, which became effective April 1, 2006, the interest rate was fixed with respect to specified amounts of notional principal.  Stanley’s exposure under these agreements was limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due.  The interest rate swap agreement entered into on March 15, 2004 had a maturity date of December 13, 2013, a fixed rate of 3.49% and a notional amount of $7.3 million prior to its termination effective October 25, 2006. The interest rate swap agreements entered into on March 27, 2006 with maturity dates of April 2, 2012, April 1, 2008 and April 1, 2007, fixed interest rates of 4.92%, 5.29%, and 5.27%, and notional amounts of $30.0 million, $10.0 million and $10.0 million, respectively were terminated effective October 25, 2006 resulting in a combined net realized gain of $0.1 million.

As required by its senior credit facility, Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million.  The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge.  The fair value of the swap at December 31, 2006 of $0.2 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive income” in the Condensed Consolidated Balance Sheet.  None of the $0.2 million unrealized loss was recognized in earnings during the quarter ended December 31, 2006 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness.  Amounts in accumulated other comprehensive income will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the senior credit facility.  The estimated net amount of existing losses as of December 31, 2006 expected to be reclassified into earnings within the next 12 months is $0.0 million.

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

Recently Issued Accounting Standards— In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining what effect, if any, the adoption of this proposal will have on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 provides guidance for measuring the fair value of assets and liabilities.  It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

Reclassifications—Certain reclassifications have been made to prior year presentations to conform to the current presentation.

Stock Split and Amendment of Articles of Incorporation— On August 28, 2006, the Company increased the number of authorized shares of common stock to 200,000,000 shares and on September 12, 2006, the Company completed a thirty-for-one stock split of its outstanding common stock.  The accompanying financial statements include the effects of the stock split and the resulting increase in the number of authorized shares of common stock.  All share and per share amounts included in the accompanying financial statements for periods prior to the stock split have been restated to reflect the stock split.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	March 31, 2006	December 31, 2006
Billed receivables	$58,593	$57,380
Unbilled receivables	24,058	33,362
Less: Allowance for doubtful accounts	(919)	(1,044)
Total	$81,732	$89,698

Consistent with industry practice, certain receivables related to long term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year.  Unbilled accounts receivable are expected to be billed and collected within one year except for $0.5 million at December 31, 2006.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	March 31, 2006	December 31, 2006
Computers and peripherals	$3,379	$4,032
Software	1,184	1,655
Furniture and equipment	3,671	3,720
Leasehold improvements	4,814	5,109
	13,048	14,516

Less: Accumulated depreciation and amortization	(2,965)	(4,199)
Property and equipment - net	$10,083	$10,317

Property and equipment included above that are under capital lease obligations include:
Software	$225	$225
Furniture and equipment	58	80
Less: Accumulated depreciation	(70)	(123)
Total	$213	$182

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	As of March 31,	As of December 31,
	2006	2006
Accrued payroll costs	$8,776	$6,138
Accrued contract costs	11,305	22,465
Accrued indirect costs	2,731	2,465
Other payables	1,279	2,434
Total accrued expenses	$24,091	$33,502

5.  DEBT

	As of March 31,	As of December 31,
	2006	2006
Borrowings under the term loan and revolving line of credit:
Revolving line of credit	$10,409	$—
Term loan	100,000	38,000
Total debt	110,409	38,000
Less: Current portion	(11,409)	(1,000)
Debt - net of current portion	$99,000	$37,000

On February 16, 2006, in order to finance the acquisition of Morgan and to refinance its then-outstanding indebtedness, Stanley entered into a new senior credit facility that included a $50.0 million revolving credit facility.  As of December 31, 2006, Stanley had $38.0 million of term loan indebtedness outstanding under its senior credit facility with a weighted average interest rate of 7.94% and 7.72% for the three months and nine months ended  December 31, 2006, respectively.  As of December 31, 2006, Stanley’s borrowing availability under its revolving credit facility was $49.9 million (including outstanding letters of credit).  At December 31, 2006, the Company was in compliance with all covenants under its senior credit facility.

6.  STOCKHOLDERS’ EQUITY

Common Stock

Holders of common stock vote as a single class, with each share of common stock having one vote per share.  Holders of common stock share equally in any dividends declared by the board of directors.

Stanley purchased 33,000 shares of treasury stock from one of its shareholders for $0.3 million during the nine months ended

December 31, 2006. The shares were recorded at cost.

Initial Public Offering

On October 23, 2006, Stanley completed its initial public offering of 5.3 million shares (6.3 million shares including shares sold by selling stockholders) at a price of $13.00 per share.  After full exercise of the underwriters’ over-allotment option to purchase an additional 945,000 shares, aggregate net proceeds to the company after underwriting discounts and offering expenses were approximately $71.8 million.  On October 23, 2006, the company paid down $61.5 million of long-term debt with proceeds from the offering.

Deferred Compensation and Stock Options

Under the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), Stanley is authorized to provide awards for a maximum of 4,000,000 shares of common stock to any director, officer, employee or consultant.  The Omnibus Plan allows for cash awards, restricted stock awards, restricted stock units, stock appreciation rights, performance units, fully vested shares, option awards and other equity-related awards.  Vesting periods of these awards vary.  Except as otherwise determined by the board of directors, the option awards may not have an exercise price less than the fair market value of the common stock on the date the option is granted.  No cash awards have been awarded for the periods presented.

Prior to July 2006, under the Executive Deferred Compensation and Equity Incentive Plan (the “Executive Plan”), Stanley was authorized to provide awards for a maximum of 15,000,000 shares of common stock to key employees and non-employee directors.  The Executive Plan allowed for cash awards, restricted stock awards, restricted stock trust awards and option awards.  Vesting periods of these awards vary.  Holders of restricted stock awards have voting rights with respect to the awards.  The Trustees of the restricted stock trust awards have voting rights with respect to the trust awards.  The option awards may have an exercise price that ranges from 85% to 110% of the fair market value of the common stock on the date the option is granted.  No cash awards have been awarded for the periods presented.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, ‘‘Statement 123(R)’’ using the prospective-transition method.  Under that transition method, compensation cost recognized in the quarter and nine months ended December 31, 2006 includes compensation cost for all share-based payments granted on or after April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of Statement 123(R) using the accounting principles originally applied to those awards.

As a result of adopting Statement 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the quarter ending December 31, 2006, are $0.2 million and $0.1 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘Opinion 25’’). Basic and diluted earnings per share for the quarter ended December 31, 2006 are $0.06 and $0.06, respectively, under Statement 123(R). Basic and diluted earnings per share for the quarter ended December 31, 2006 would have been $0.07 and $0.06, respectively, under Opinion 25.

The Company will continue to present all tax benefits of deductions resulting from stock based compensation as operating cash flows in the Statement of Cash Flows for share-based payment arrangements in effect prior to the adoption of Statement 123(R). The tax benefits associated with share-based payment arrangements in effect prior to the adoption of Statement 123(R) was $1.5 million for the quarter ended December 31, 2006. For share-based payment arrangements awarded subsequent to the adoption of Statement 123(R), Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those share-based payment arrangements (excess tax benefits) to be classified as financing cash flows.  There were no excess tax benefits associated with share-based payment arrangements accounted for under Statement 123(R).

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

As of December 31, 2006
Expected volatility	35.8%
Weighted-average volatility	35.8%
Expected dividends	0.0%
Expected term (in years)	3.3-6.5
Risk-free rate	4.6%-5.1%

A summary of option activity as of December 31, 2006, and changes during the quarter then ended, are presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2006	2,976,060	$3.79
Granted	7,500	$7.86
Exercised	(502,355)	$1.38
Forfeited	(4,500)	$6.56
Outstanding at December 31, 2006	2,476,705	$4.29	6.2	$31,260
Vested or expected to be vested at December 31, 2006	1,700,455	$2.60	5.1	$24,335
Exercisable at December 31, 2006	1,700,455	$2.60	5.1	$24,335

The total intrinsic value of options exercised and share based liabilities paid during the quarter ended December 31, 2006 was $7.0 million and zero, respectively.

During the quarter and nine months ended December 31, 2006, the Company recognized $0.2 million and $0.4 million of share-based employee compensation costs related to stock option awards granted in fiscal 2007 under Statement 123(R).  No share-based employee compensation cost, related to stock option awards, is reflected in net income for the quarter or nine months ended December 31, 2005.  As of December 31, 2006, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan during the nine months ended December 31, 2006. That cost is expected to be recognized over a weighted-average period of 4.4 years.

The following table illustrates, in accordance with the provisions of Statement 123(R), the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement 123(R) to stock-based employee compensation for stock option awards granted prior to April 1, 2006.

Nine Months Ended December 31, 2006

Net income, as reported	$6,166
Add: stock-based compensation, included in net income as reported, net of related tax effects	—
Deduct: Total stock-based employee compensation expense as determined under the fair value method for all awards, net of related tax effects	(96)
Pro forma net income	$6,070
Basic earnings per share:
As reported	$0.38
Pro forma	$0.37
Diluted earnings per share:
As reported	$0.34
Pro forma	$0.33

During the nine months ended December 31, 2006, there were no modifications to share-based payment arrangements.

During the nine months ended December 31, 2006, the Company granted 11,250 restricted stock awards and 15,000 restricted stock trust awards at an estimated fair value of $7.54 per share with a vesting period of two years.  Additionally, during the nine months ended December 31, 2006, the Company granted 21,600 restricted stock awards at an estimated fair value of $10.28 per share with a vesting period of one year.  The assumed forfeiture rate applicable to the restricted shares granted in the nine months ended December 31, 2006 was zero percent.

Prior to the adoption of Statement 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis.  The Company recorded stock-based deferred compensation of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007.  Approximately, $0.3 million of compensation expense, which includes the $0.1 million below, was recognized during the nine months ended December 31, 2006.  The remaining deferred compensation will be amortized over the remaining four year vesting period of the awards.

In connection with the completion of the Company’s initial public offering in the quarter ended December 31, 2006, 1,377,210 shares of restricted stock grants and 640,050 employee stock options became fully-vested.  Accordingly, the Company recorded a charge of $4.1 million and $0.1 million, respectively, related to the vesting of the restricted shares and certain of the employee stock options which had been granted at less than fair market value within one year of the completion of the offering.  This charge has been reflected in the accompanying statement of income as amortization of deferred compensation during the three and nine months ended December 31, 2006.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited and unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in other documents we have filed with the Securities and Exchange Commission.

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

Contracts funded by federal government agencies account for substantially all of our revenues.  As of December 31, 2006, we had more than 200 active contractual engagements across 44 federal government agencies.  Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of Health and Human Services, the Department of Homeland Security, the Department of Justice, the Department of State, the Department of Transportation, the Department of the Treasury and NASA.  We have served customers that provided over 90% of our revenues for the fiscal year ended March 31, 2006, or fiscal 2006, for an average of approximately twelve years.

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

Our revenue growth strategy also includes the pursuit of strategic acquisitions.  We have completed the following four acquisitions since 2000: our acquisition of GCI Information Services, Inc. in January 2000, our acquisition of CCI, Incorporated, or CCI, in September 2002, our acquisition of Fuentez Systems Concepts, Inc., or FSC, in December 2003 and our acquisition of Morgan in February 2006.

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts.  The following table summarizes our backlog as of the dates indicated:

	As of March 31,			As of December 31,
	2004	2005	2006	2005	2006
	(in millions)
Backlog:
Funded	$147.4	$124.1	$160.9	$138.2	$219.0
Unfunded	363.4	395.6	684.4	442.0	841.6
Total Backlog	$510.8	$519.7	$845.3	$580.2	$1,060.6

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2006	2005	2006
Cost-plus-fee	64%	52%	64%	53%
Time-and-materials	18%	33%	18%	32%
Fixed-price	18%	15%	18%	15%

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement.  For the three months ended December 31, 2006, we reported DSO of 75 days, an increase from 72 days we reported for the three months ended September 30, 2006.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts, and actual results may differ from the estimates.  Our significant accounting policies are described in Note 1 to our unaudited consolidated financial statements included in this filing.  We consider the following accounting policies to be critical to the understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, and are the most important to our financial condition and operating results.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies.  In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill.  Rather, we test goodwill for impairment at least on an annual basis.  Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any.  Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year.  An impairment loss would be recognized when the assets’ fair value is below their carrying value.  Based on the testing performed as of December 31, 2006, the Company determined that no impairments existed as of December 31, 2006. Based on the testing performed as of December 31, 2005 the Company believed that no impairments existed as of December 31, 2005; however, in the quarter ended March 31, 2006, we recorded an aggregate charge of $3.6 million relating to the impairment of the CCI and FSC trade names.  The impairment arose as a result of our completion of substantially all of the activities in connection with novating the contracts previously legally held by CCI and FSC.  As such, we no longer ascribe any value to the CCI and FSC trade names and that portion of the identified intangibles was written-off as impairment of intangible assets in the year ended March 31, 2006. Customer relationships, noncompete agreements and backlog and contracts are amortized on a straight-line basis over periods ranging from one to seven years.

Results of Operations

Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition.  The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated Statement of Income Data	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenues	$68,936	$102,023	$200,622	$292,769
Operating costs and expenses:
Cost of revenues	59,580	88,838	174,162	254,125
Selling, general and administrative	3,018	4,388	9,246	13,600
Amortization of deferred compensation	232	4,361	572	4,964
Depreciation and amortization	724	1,353	1,839	4,047
Total operating costs and expenses	63,554	98,940	185,819	276,736
Operating income	5,382	3,083	14,803	16,033
Other income (expense):
Other income (expense)	29	95	29	(450)
Interest expense - net	(467)	(1,040)	(1,166)	(5,219)
Total other expenses	(438)	(945)	(1,137)	(5,669)
Income before taxes	4,944	2,138	13,666	10,364
Provision for income taxes	(1,987)	(878)	(5,435)	(4,198)
Net income	$2,957	$1,260	$8,231	$6,166

	Three Months Ended December 31,		Nine Months Ended December 31,
As a Percentage of Revenues	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	86.4	87.1	86.8	86.8
Selling, general and administrative	4.4	4.3	4.6	4.6
Amortization of deferred compensation	0.3	4.3	0.3	1.7
Depreciation and amortization	1.1	1.3	0.9	1.4
Total operating costs and expenses	92.2	97.0	92.6	94.5
Operating income	7.8	3.0	7.4	5.5
Other income (expense):
Other income (expense)	0.0	0.1	0.0	(0.2)
Interest expense - net	(0.7)	(1.0)	(0.6)	(1.8)
Total other expenses	(0.6)	(0.9)	(0.6)	(1.9)
Income before taxes	7.2	2.1	6.8	3.5
Provision for income taxes	(2.9)	(0.9)	(2.7)	(1.4)
Net income	4.3%	1.2%	4.1%	2.1%

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

Comparison of Results of Operations for the Three Months Ended December 31,2005 and 2006

Revenues.  Our consolidated revenues increased $33.1 million, or 48.0% from $68.9 million for the three months ended December 31, 2005, to $102.0 million for the three months ended December 31, 2006.  The increase was primarily due to $23.4 million of increased revenues attributable to the acquisition of Morgan, and $9.7 million of increased revenues related to continued growth providing enterprise integration and operational support services for the Department of Defense, expanding demand for passport services for the Department of State’s Bureau of Consular Affairs and ongoing logistics support for the Army’s equipment reset effort in the United States and abroad.

Cost of Revenues.  Our cost of revenues increased $29.2 million, or 49.1%, from $59.6 million for the three months ended December 31, 2005, to $88.8 million for the three months ended December 31, 2006.  This increase was primarily the result of additional costs attributable to revenues generated by Morgan operations, in addition to the cost of revenues associated with the increased services provided under the contracts referred to above.

Selling, General and Administrative.  Our selling, general and administrative expense increased $1.4 million, or 45.4%, from $3.0 million for the three months ended December 31, 2005, to $4.4 million for the three months ended December 31, 2006.  This increase was primarily due to selling, general and administrative expenses attributable to Morgan operations, an increase in business development costs associated with several significant procurements and additional costs associated with being a public company.

Amortization of Deferred Compensation.  Our amortization of deferred compensation expense increased $4.2 million, from $0.2 million for the three months ended December 31, 2005, to $4.4 million for the three months ended December 31, 2006. This increase was primarily due to the acceleration of the vesting periods of certain restricted stock grants related to our initial public offering.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.7 million, or 86.9%, from $0.7 million for the three months ended December 31, 2005, to $1.4 million for the three months ended December 31, 2006.  The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the Morgan acquisition as well as additional depreciation expense associated with increased capital expenditures during fiscal 2006.

Other Expense.  Our other expense was less than $0.1 million for the three months ended December 31, 2006, due to the cancellation of our interest rate swap agreements.

Interest Expense, Net.  Our net interest expense increased $0.5 million from $0.5 million for the three months ended December 31, 2005, to $1.0 million for the three months ended December 31, 2006.  The increase in net interest expense was due to the term loan borrowings incurred to finance the acquisition of Morgan.

Net Income.  Our net income decreased $1.7 million from $3.0 million for the three months ended December 31, 2005, to $1.3 million for the three months ended December 31, 2006.  The primary reason for the decline in net income was the increased amortization of deferred compensation associated with the acceleration of the vesting periods of certain restricted stock grants related to our initial public offering.

Comparison of Results of Operations for the Nine Months EndedDecember 31, 2005 and 2006

Revenues.  Our consolidated revenues increased $92.2 million, or 45.9%, from $200.6 million for the nine months ended December 31, 2005, to $292.8 million for the nine months ended December 31, 2006.  The increase was primarily due to $64.4 million of increased revenues attributable to the acquisition of Morgan, and $27.8 million of increased revenues related to continued growth providing enterprise integration and operational support services for the Department of Defense, expanding demand for passport services for the Department of State’s Bureau of Consular Affairs and ongoing logistics support for the Army’s equipment reset effort in the United States and abroad.

Cost of Revenues.  Our cost of revenues increased $79.9 million, or 45.9%, from $174.2 million for the nine months ended December 31, 2005, to $254.1 million for the nine months ended December 31, 2006.  This increase was primarily the result of additional costs attributable to revenues generated by Morgan operations, in addition to the cost of revenues associated with the increased services provided under the contracts referred to above

Selling, General and Administrative.  Our selling, general and administrative expense increased $4.4 million, or 47.1%, from $9.2 million for the nine months ended December 31, 2005, to $13.6 million for the nine months ended December 31, 2006. This increase was primarily due to selling, general and administrative expenses attributable to Morgan operations, an increase in business development costs associated with several significant procurements and additional costs associated with being a public company.

Amortization of Deferred Compensation.  Our amortization of deferred compensation expense increased $4.4 million, from $0.6 million for the nine months ended December 31, 2005, to $5.0 million for the nine months ended December 31, 2006. This increase was primarily due to the acceleration of the vesting periods of certain restricted stock grants related to our initial public offering.

Depreciation and Amortization.  Our depreciation and amortization expense increased $2.2 million, or 120.0%, from $1.8 million for the nine months ended December 31, 2005, to $4.0 million for the nine months ended December 31, 2006.  The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the Morgan acquisition as well as additional depreciation expense associated with increased capital expenditures during fiscal 2006.

Other Expense.  Our other expense was $0.5 million for the nine months ended December 31, 2006, resulting from a net unrealized loss in the fair value of our interest rate swap agreements.

Interest Expense, Net.  Our net interest expense increased $4.0 million from $1.2 million for the nine months ended December 31, 2005, to $5.2 million for the nine months ended December 31, 2006.  The increase in net interest expense was due to the term loan borrowings incurred to finance the acquisition of Morgan.

Net Income.  Our net income decreased $2.0 million from $8.2 million for the nine months ended December 31, 2005, to $6.2 million for nine months ended December 31, 2006.  The primary reason for the decline in net income was the increased amortization of deferred compensation associated with the acceleration of the vesting periods of certain restricted stock grants related to our initial public offering.

Seasonality

Our revenues and operating income have typically been positively affected in the quarter ending March 31 due to an increase in the volume of revenues generated under our contract with the Department of State for the provision of passport services, as the demand for processing and delivery of U.S. passports typically increases during this quarter.

Inflation

We do not believe that inflation has had a material effect on our business for the three years ended December 31, 2006.

Liquidity and Capital Resources

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to service our debt, to make capital expenditures and to make selective strategic acquisitions.  Based upon our current operations, we expect that our cash flow from operations, together with amounts we are able to borrow under our senior credit facility, will be adequate to meet our anticipated needs for the foreseeable future.  In addition, we expect that our cash flow from operations will be adequate to meet all contractual obligations under the credit facility and our operating leases.  Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity.

Cash Flows

Accounts receivable represents our largest working capital requirement.  We bill most of our customers monthly after services are rendered.  Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and our ability to manage our vendor payments.

	Nine Months Ended
	December 31,
	2005	2006
	(in millions)
Net cash provided by operating activities	$7.7	$15.6
Net cash used in investing activities	$(4.5)	$(2.5)
Net cash (used in) provided by financing activities	$(3.2)	$0.4

Net cash provided by operating activities of $15.6 million for the nine months ended December 31, 2006, primarily reflected our net income plus depreciation and amortization expenses for that period, a $8.0 million increase in accounts receivable, a $2.5 million decrease in accounts payable, offset by a $8.3 million increase in accrued expenses.  For the nine months ended December 31, 2005, net cash provided by operating activities of $7.7 million consisted primarily of net income and a $6.8 million increase in accrued expenses, offset by a $3.3 million decrease in accounts payable and a $6.9 million increase in accounts receivable.

Net cash used in investing activities of $2.5 million for the nine months ended December 31, 2006, consisted primarily of the purchase of equipment in the ordinary course of business.  Net cash used in investing activities of $4.5 million in the nine months ended December 31, 2005, consisted of a $0.6 million earnout payment in connection with our acquisition of CCI and $3.9 million to purchase equipment in the ordinary course of business.

Net cash provided by financing activities of $0.4 million for the nine months ended December 31, 2006, consisted primarily of $10.4 million of net repayments of our line of credit and $62.0 million of repayments on our long-term debt, offset by $71.8 million in net proceeds received from the sale of stock in our initial public offering.  Net cash used in financing activities of $3.2 million for the nine months ended December 31, 2005, consisted primarily of $1.7 million of net borrowings under our line of credit, offset by a $4.4 million payment for the repurchase of treasury stock.

Credit Facility and Borrowing Capacity

On February 16, 2006, in order to finance our acquisition of Morgan and to refinance our then-outstanding indebtedness, we entered into a new senior credit facility that included a $50.0 million revolving credit facility.  As of December 31, 2006, we had $38.0 million of term loan indebtedness outstanding under our senior credit facility.  As of December 31, 2006, our borrowing availability under the revolving portion of our senior credit facility was $49.9 million (including outstanding letters of credit).  The obligations under our senior credit facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

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

• a maximum leverage ratio based upon the ratio of (i) consolidated total debt to (ii) consolidated EBITDA (as defined in the credit agreement), which required us to maintain a ratio of 4.25 to 1.00 for each fiscal quarter ending on or prior to December 31, 2006, and will require us to maintain a ratio of 3.50 to 1.00 for each fiscal quarter ending after December 31, 2006 and on or prior to December 31, 2007, and a ratio of 3.00 to 1.00 for each fiscal quarter ending after December 31, 2007; and

• a minimum consolidated net worth equal to the sum of (i) 85% of our consolidated net worth as at December 31, 2005, (ii) 50% of consolidated net income on a cumulative basis for all preceding fiscal quarters, commencing with the fiscal quarter ended March 31, 2006, and (iii) 100% of the amount by which our total stockholders’ equity is increased as result of any public or private offering of our common stock after the closing date of our credit agreement.

As of December 31, 2006, we were in compliance with all covenants under our senior credit facility.

Capital Expenditures

We have relatively low capital expenditure requirements.  Our capital expenditures were $3.9 million and $2.0 million for the nine months ended December 31, 2005 and 2006, respectively.  Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment due to investments made in connection with our relocation to a new headquarters facility in fiscal 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

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

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2006. None of these new standards had or is expected to have a significant impact on our financial position, results of operation or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates.  From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of December 31, 2006, all of the outstanding debt under our senior credit facility was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering $19.0 million of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our senior credit facility that is not covered by this agreement. A hypothetical change in the interest rate of 100 basis points would have changed quarterly cash interest expense by $0.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of December 31, 2006, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting during the three months endedDecember 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Revenues from federal government contracts, either as a prime contractor or as a subcontractor, accounted for 99.9% of our revenues for the nine months ended December 31, 2006. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future.  For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense or Department of State in particular, would cause serious harm to our business.  Among the key factors in maintaining our relationships with federal government agency customers are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with customer personnel.  To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could decline as a result.

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

In particular, revenues earned from contracts with the Department of Defense, including from subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 67% of our revenues for the nine months ended December 31, 2006.  In the past, the U.S. defense budget has declined from time to time, resulting in a slowing of new program starts, program delays and program cancellations.  These reductions may cause defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses.  Current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq and may not be sustainable, including as a result of changes in government leadership, policies or priorities.  Future levels of expenditures and authorizations for defense-related programs may decrease or shift to programs in areas where we do not provide services.  Any such decline or shift in defense-related expenditures could harm our revenues and operating results.

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

We earn a significant portion of our revenues from the provision of passport processing and support services to the Department of State.  Revenues from these services were approximately 14% of our revenues for the nine months ended December 31, 2006.  The fixed initial term of our contract with the Department of State for the provision of passport processing and support services has expired, and we are currently performing these services pursuant to the Department of State’s exercise of a one-year renewal option that expires in September 2007.  The Department of State may not award us a new contract upon the expiration of the current contract in September 2007.  We currently expect the Department of State to subject this contract to recompetition before awarding a new contract.  Our revenues may decline materially if we are unable to obtain a renewal of this contract or any of our other significant contracts.  This contract is related but separate from the recently awarded ten year contract worth $164 million with the State Department to conduct passport book personalization services in up to two contractor-supplied and operated turnkey facilities.

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

We may never realize some of the revenues that are included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog.  As of December 31, 2006, our total backlog was approximately $1,060.6 million, of which only approximately $219.0 million was funded.  In addition, there can be no assurance that our backlog will result in actual revenues in any particular period.  This is because the actual receipt, timing and amount of revenues under contracts included in backlog are subject to various contingencies, many of which are beyond our control.  For example, the actual receipt of revenues from contracts included in backlog may never occur or may be delayed because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified or terminated early, including as a result of a lack of appropriated funds.  In addition, the fact that our backlog may translate into revenue does not guarantee that the contracts will be profitable.

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

We provide services to the federal government under contracts with three basic types of price structure: cost-plus-fee, time-and-materials and fixed-price.  For the nine months ended December 31, 2005, we derived approximately 64%, 18% and 18% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively.  For the nine months ended December 31, 2006, we derived approximately 53%, 32% and 15% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively.  Each of these types of contracts, to varying degrees, involves the risk that we underestimate our cost of fulfilling the contract, and we occasionally have suffered in the past, and may suffer in the future, reduced profits or financial losses on our contracts, thereby causing our operating results to decline as a result.  This risk is greater for fixed-price contracts, where we bear the full impact of cost overruns, and an increase of fixed-price contracts in our contract mix would increase our exposure to this risk.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we receive the benefit of cost savings.  In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types.  Our federal government customers typically determine what type of contract we enter into.  Cost-plus-fee and fixed-price contracts accounted for approximately 64% and 18%, respectively, of our revenues for the nine months ended December 31, 2005, and approximately 53% and 15%, respectively, of our revenues for the nine months ended December 31, 2006.  To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

We estimate that revenues derived from contracts in which we acted as a subcontractor to other companies represented approximately 20% of our revenues for the nine months ended December 31, 2006.  As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required.  As a prime contractor, we often rely on other companies to perform some of the work under a contract.  We expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenues in the foreseeable future.  Our business, prospects, financial condition and operating results could be harmed if other contractors eliminate or reduce their subcontract relationships with us, whether because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces other prime contractors’ programs or does not award them new contracts.

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

Our incurred cost submissions have been audited by the DCAA through December 31, 2004, for Morgan, through March 31, 2004, for Stanley, CCI, and GCI, and through December 31, 2002, for FSC.  Costs for which Morgan was reimbursed after December 31, 2004, costs for which Stanley, CCI and GCI were reimbursed after March 31, 2004, and costs for which FSC was reimbursed after December 31, 2002, may be subsequently disallowed upon the completion of future audits.  In addition, non-audit reviews by the U.S. government may still be conducted on all of our government contracts.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan Chairman, President and Chief Executive Officer February 12, 2007

/s/ BRIAN J. CLARK
Brian J. Clark Chief Financial Officer February 12, 2007