Form 10-K
period 2007-03-31
Stanley, Inc.
filed 2007-06-01
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

(703) 684-1125
(Registrant’s telephone number,
including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act. Yes ☐  No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $225.5 million based upon the closing price per share of $15.50, as quoted by the New York Stock Exchange on October 18, 2006, the day the Registrant’s Common Stock commenced trading. For the purposes of calculating this amount only, all directors, executive officers and 10% stockholders of the Registrant have been treated as affiliates.

As of May 31, 2007, there were 22,089,244 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

STANLEY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART I

ITEM 1.                BUSINESS

Company Overview

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

We were founded in 1966 and have established long-standing, successful relationships with our federal government customers. We currently have over 200 active contractual engagements across 40 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice, and the Department of Health and Human Services.

For the fiscal year ended March 31, 2007, or fiscal 2007, we derived approximately 65% of our revenues from the Department of Defense, including agencies within the intelligence community, and approximately 35% of our revenues from federal civilian government agencies. Our contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract or task order under indefinite delivery/indefinite quantity, or ID/IQ, contracts, accounted for approximately 15% of our revenues for fiscal 2007. For fiscal 2007, our top ten revenue-generating contracts or task orders under ID/IQ contracts accounted for approximately 38% of our revenues. Aside from our contract for passport processing and support services, no single contract or task order under ID/IQ contracts exceeded 4% of our revenues for fiscal 2007. We acted as the prime contractor on contractual engagements that provided approximately 80% of our revenues for fiscal 2007.

From the fiscal year ended March 31, 1997 through fiscal 2007, we increased our revenues at a compound annual growth rate of 33.3%, and we have been profitable in every year during that period. Our revenues for fiscal 2007 were $409.4 million. As of March 31, 2007, our total backlog was $974.8 million and our funded backlog was $224.4 million. For a discussion of how we calculate backlog, see “Backlog, page 12.”

Over the three year period ended March 31, 2007, we have won 100% of competitively awarded contracts on which we were the incumbent. During fiscal 2007, we achieved an overall win rate, including the incumbent contracts referred to above, of approximately 58%. For a discussion of how we calculate our win rate, see “Business Development, page 10.”

We emphasize three essential attributes—a commitment to strong partnerships, integrity in all dealings and results for our customers—in order to develop long-term relationships with our customers and achieve the highest quality workforce in our industry. Our senior management team includes a core group of executives who have grown our company over the course of the past two decades. Our team has been supplemented with strategic hires and is supported by a high quality staff of approximately 2,700 employees. A majority of our senior management team, including our chief executive officer, has served in the U.S. armed forces, and this experience has provided us with significant knowledge of these organizations. As of March 31, 2007, approximately 53% of our employees held Secret or Top Secret clearances, which are necessary to work on classified contracts. Additionally, our management team and our employees have a personal stake in our continued growth and success as they own a significant portion of our common stock.

Industry Background

The federal government is the largest purchaser of information technology services and solutions in the United States. Information technology accounts for a significant portion of the federal government’s spending, and, according to INPUT, an independent federal government market research firm, federal government information technology spending is expected to grow from $79.8 billion in federal fiscal year 2007 to $101.7 billion in federal fiscal year 2012. Of the total information technology spending, INPUT forecasts that the contracted-out portion will grow from $67.6 billion in federal fiscal year 2007 to $88.3 billion in federal fiscal year 2012. Information technology professional services and outsourcing, which are the primary components of our systems integration services, are expected by INPUT to be among the fastest growing segments of the federal information technology market in the next five years.

We believe that over the next several years the continued increase in the federal government’s demand for information technology services and solutions will be primarily driven by the following factors:

Increased Spending on National Defense, Intelligence and Homeland Security

The continuing Global War on Terror and increased focus on U.S. border security have intensified the federal government’s commitment to strengthen our country’s military, intelligence and homeland security capabilities and increased the need for systems integration solutions capable of supporting this commitment. According to INPUT, national defense, intelligence and homeland security spending is projected to continue to grow over the next several years as the Global War on Terror, including the demand for intelligence capabilities and reconstruction efforts in Afghanistan and Iraq, defense transformation and homeland security remain high priorities for the federal government.

Demand for Greater Government Efficiency and Effectiveness

Federal government agencies are under increasing pressure from the Office of Management and Budget to be more efficient and effective, and as a result they are re-engineering their business processes, consolidating redundant systems, upgrading their information technology capabilities and expanding e-government services. As an example of this trend, the Department of Homeland Security has sought to modernize its legacy systems, improve security, enhance business intelligence capabilities and institute mature software development processes. In addition, in order to enhance efficiency, the federal government has increased its use of lower cost, open architecture systems using commercial off-the-shelf, or COTS, hardware and software, which are displacing the single purpose, custom systems historically favored by the federal government and driving demand for systems integration services.

Increased Federal Government Reliance on Outsourcing

Federal government agencies are increasingly adopting outsourcing of information technology services, in particular integration services, and business processes. Federal agencies are striving to maintain their core functions and meet efficiency and effectiveness demands, including information technology upgrade and competitive sourcing requirements, with limited technical resources and a shrinking workforce. As a result, according to INPUT, more than 45% of federal information technology workers will be eligible to retire by federal fiscal year 2008, further straining federal government personnel resources and increasing reliance on external providers. According to INPUT, federal information technology will experience the largest growth among the different segments of information technology services and will increase from $14.4 billion in federal fiscal year 2007 to $19.7 billion by federal fiscal year 2012.

Increased Emphasis on Defense System Sustainment and Modernization

To balance the costs of new initiatives with the costs of ongoing military operations, the Department of Defense is emphasizing upgrading existing platforms to next generation technologies rather than procuring completely new systems. For example, rather than replacing certain maritime command and control systems in its fleet, the U.S. Navy has invested in significant upgrades, using the latest information technology and weapons systems. To achieve these upgrades in an environment of military support personnel reductions, the armed services are increasingly dependent on highly skilled contractors that can provide the full spectrum of information technology services and solutions needed to support these activities.

Our Competitive Strengths

We believe that we possess the following key competitive strengths:

Strong Presence in Key Strategic Areas and Deep Knowledge of Our Diverse Customer Base

We provide services in areas that we believe are a high priority for the federal government, such as defense transformation, homeland security and the Global War on Terror, and we believe that our extensive experience with our customers provides us with significant insight into their missions and needs. We currently have contractual engagements across approximately 40 federal government agencies. Through these long-standing relationships, we have developed an extensive knowledge of our customers’ business processes and information technology architectures, which enables us to deliver innovative integrated solutions to meet their changing needs. The ability to apply experience gained from previous contractual engagements across a diverse customer base is a key criterion in federal government evaluation of companies providing these services.

Outstanding Record of Past Performance Fueling Growth

We have a strong record of past performance with our government customers, as evidenced by our customer surveys and feedback. In 2005, we were chosen as the Mid-Size Contractor of the Year at the Greater Washington Government Contractor Awards. Our emphasis on customer satisfaction is reflected by a win rate of 100% over the three year period ended March 31, 2007, on competitively awarded contracts on which we were the incumbent.

Experienced Management Team and Highly-Skilled Workforce

Our senior management team includes a core group of executives who have grown our company over the course of the past two decades. A majority of our senior management team, including our chief executive officer, has served in the U.S. armed forces, and this experience has provided us with significant knowledge of these organizations. We have also supplemented our team with strategic hires. In addition, we have a long-standing commitment to employee development, and have implemented a broad range of internal training programs focusing on technical, managerial and account management skills, including discrete programs for our program managers, supervisors and business development personnel, always with a strong focus on customer service and satisfaction. As of March 31, 2007, approximately 53% of our employees held Secret or Top Secret clearances, which are necessary to work on classified contracts.

Proven Business Development Infrastructure

We have developed systems and processes modeled after industry best practices to successfully market, develop, acquire and expand contracts with the federal government. The Stanley account management process represents a disciplined, team-based approach to customer relationships and business development, and emphasizes our contribution to the strategic organizational objectives of the customer. We support our business development professionals, who are highly experienced in marketing to our government customers, with business intelligence resources and systems and processes that include a capture management system providing real-time reporting of pipeline and bid status. As a result, for the twelve months ended March 31, 2007, we achieved an overall win rate, including bids where we were the incumbent contractor, of approximately 58%. We believe that our ability to collaborate internally, our dedicated support staff and our consistent processes make us particularly well-suited to take advantage of increasingly streamlined government procurement procedures.

Proven Track Record of Acquisitions and Integration

We believe that an integral part of our growth is our ability to identify, acquire and integrate companies that expand our systems integration capabilities and provide us with access to new customers and contract vehicles. We have disciplined acquisition processes for identifying, acquiring and integrating target companies and successfully growing these businesses post-acquisition. Our disciplined approach to acquisitions also ensures that we align not only the systems of a target company but also its culture in order to retain and expand both our customer and employee bases.

Commitment to Corporate Culture

Our success as a systems integrator and provider of information technology services and solutions is highly dependent on our employees. We have a culture focused on long-term relationships with our customers and achieving the highest quality workforce in our industry. We believe we have been successful in developing a culture that focuses on developing our employees throughout their career and promoting them within our organization. In 2007, we were named to FORTUNE® Magazine’s list of “100 Best Companies to Work For”. We emphasize three essential attributes—a commitment to strong partnerships, integrity in all our dealings and results for our customers. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings and internal communications. Additionally, our management team and our employees have a personal stake in our continued growth and success as they own a significant portion of our common stock.

Corporate Infrastructure Positioned for Growth

During the past several years we have made significant investments in our corporate infrastructure in anticipation of future growth. These investments include ISO 9001-2000 certified processes, internal controls, sales and marketing and account management processes, effective web-based project management tools and relocation to an expanded headquarters. This infrastructure and the supporting business processes based on industry best practices result in operational efficiencies positioning us for continued growth through contract wins and acquisition.

Our Business Strategy

Our strategy is to continue to profitably grow our business as a provider of information technology services and solutions to the federal government and to focus on our strength as a systems integrator providing lifecycle solutions to our customers. Key elements of our strategy include:

Focusing on Opportunities to Support Mission-Essential Programs as a Prime Contractor

We have a proud heritage of providing mission-essential support for federal government customers as a prime contractor, and as a result we have developed specialized expertise in the systems, business processes and requirements of our customers. As a result, we have developed a deep functional understanding of our customers’ requirements and missions, which places us in a strong position to win future prime contractor engagements.

Cross-Selling Services and Expanding Customer Presence

We will continue our practice of cross-selling services to expand the breadth and depth of our customer engagements and create opportunities to provide additional solutions to our customers. We will continue to utilize our centralized account management process, which is a highly disciplined, team-based approach to customer relationship management, to enhance our understanding of our customers’ needs among our division managers, program managers and customer segment leads, enabling them to offer our customers our full range of service expertise. This team will work cooperatively to generate new sales and internal growth within existing customer contracts, and will play an essential role in our ongoing efforts to cross-sell services to both existing and new customers.

Expanding Our Customer and Contract Base

Our current contract base includes twelve prime contractor positions on government-wide acquisition contracts, or GWACs, and agency-specific ID/IQ contracts. We intend to aggressively pursue task orders under these vehicles in order to maximize our revenue and strengthen our customer relationships. We believe that our ability to provide advanced engineering and technical solutions to our customers, our strong past performance record and our knowledge of our customers’ needs position us to win additional task orders under these prime contract vehicles. We also intend to expand our contract base into areas with significant growth opportunities by leveraging our industry reputation and long-term customer relationships. We anticipate that this expansion will enable us to pursue additional higher value work and further diversify our revenue base across the federal government. Our long-term relationships with federal government agencies, together with our GWAC and ID/IQ vehicles, give us opportunities to win contracts with new customers.

Being an Employer of Choice and Developing Top Talent

Our practice is to promote people from within our company, which we believe fosters a culture of investing in our employees. To ensure that we have future leadership, we will continue to develop our managerial workforce at the task, project, program and executive level through ongoing company-sponsored training and development programs. In addition, we intend to continue to attract and retain skilled professionals, including managers, engineers, analysts, programmers, technicians and support specialists, in order to ensure that we are able to meet our customers’ needs. We continue to retain our employees by offering competitive compensation and incentive plans, opportunities for career growth, company-supported education programs, and challenging work assignments at over 100 locations around the world.

Pursuing Strategic Acquisitions

We continue to pursue strategic acquisitions that complement and broaden our existing customer base, increase our presence in strategic geographic markets, expand our capabilities as a systems integrator and provide access to prime contract vehicles. We employ a disciplined methodology to evaluate and select acquisition candidates and have used it to make five strategic acquisitions since 2000. These acquisitions enhanced our services portfolio, broadened our customer base and expanded the geographic reach of our company.

Our Services

As a systems integrator, our service portfolio is comprised of five service areas, each customizable to meet unique customer needs. These are systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology. Our end-to-end information technology services provide our customers with solutions throughout the design, build, delivery, and operation and modernization stages of a program. By combining knowledge and successful implementation of best-of-breed processes with intelligent application of emergent technologies, we help our customers meet critical goals and milestones on time and within budget in support of their operational objectives.

Systems Engineering

Our systems engineering services apply formal engineering methods and practices to analyze, design, develop, deploy and modernize information systems providing high-end capability for Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance, or C4ISR, functions, operations, logistics and business systems. Systems engineering activities are provided by teams of senior system, software, data and communications engineers who are supported by cleared personnel, infrastructure and facilities.

Our software and systems engineering programs apply best practices using the Carnegie-Mellon Software Engineering Institute (SEI) Capability Maturity Model Integration, or CMMI. Some of our business units have achieved an official SEI CMMI Maturity rating of Level 3; other business units operate at the highest level, CMMI Maturity Level 5. Our CMMI ratings have been achieved through official SEI Appraisals led by independent, authorized SEI Appraisers. Our primary software and systems engineering service offerings are:

•       systems design and enterprise architecture development;

•       software engineering and development;

•       security engineering and information assurance;

•       Command and Control, or C2, and C4ISR engineering and integration;

•       systems production and deployment;

•       information and data engineering and development;

•       network and IT infrastructure engineering;

•       systems engineering and technical assistance; and

•       independent verification and validation.

Enterprise Integration

Our enterprise integration services provide interoperability of data, functionality and information management to business processes, users and other information systems in order to support our customers’ missions. Enabled by our expert knowledge of COTS packages, which include enterprise resource planning, or ERP, and business process management technologies, we integrate new functionality with existing applications and infrastructure to enhance horizontal interoperability across the enterprise. Our service offerings that support enterprise integration include:

•       business process development and workflow automation;

•       COTS software integration;

•       enterprise content management;

•       enterprise application integration;

•       document management;

•       e-government and e-business solutions; and

•       ERP blueprinting, configuration and implementation.

Operational Logistics

Our operational logistics services provide resource, supply chain, maintenance and sustainment planning, management and support to federal government customers, principally to U.S. military operations. Our solution sets include personnel with broad logistics experience, a family of proven logistics business applications and logistics engineers, and support personnel dedicated to our customers’ missions. Our operational logistics service offerings include:

•       logistics engineering;

•       logistics business systems;

•       system fielding and lifecycle support;

•       training program support;

•       supply management and warehouse operations;

•       maintenance engineering;

•       documentation and e-manual development; and

•       large-scale military deployment planning and embarkation support.

Business Process Outsourcing

Our business process outsourcing services offer engineers, analysts and subject-matter experts in key business functions, such as requirements analysis, project and program management, operational support, administration and budgeting. Our business process outsourcing team members bring with them proven techniques for process and product improvement, which we believe continue to enhance organizational performance after the contractual engagement’s goals have been achieved. Our business process outsourcing service offerings include:

•       facility operations;

•       business process improvement;

•       program and project management;

•       functional analysis; and

•       developmental and operational test and evaluation.

Advanced Engineering and Technology

Our advanced engineering and technology capabilities deliver expert analysis, design, prototyping and engineering to the U.S. defense and federal civilian government customers implementing state-of-the-art and emergent technologies to enhance information exchange, interoperability, data-sharing capabilities, C4ISR and weapons systems effectiveness. Our primary advanced engineering and technology offerings are:

•       sensor integration;

•       service oriented architectures;

•       microsystems design/development;

•       fiber/electro optics;

•       microelectronics; and

•       domain and situational awareness.

Qualifications

We apply proven and repeatable quality control and management processes to ensure effective and efficient solution delivery for our customers. The foundation of this effort is our Quality Management System, or QMS, which operates in accordance with industry methodologies, including ISO 9001-2000, Six Sigma, and Lean Manufacturing, as well as the Software Engineering Institute’s CMMI Level III. We apply QMS to our contract and task management procedures, operations support, systems and software engineering and systems integration. Our program managers have been trained to adapt CMMI Level III to the evolving technology, practices and priorities of our customers, thereby mitigating program and task risk, while retaining its core principles and processes. In particular, we have adapted QMS to meet the specific integration needs of the JSF Program Office, the U.S. Marine Corps, the U.S. Army, the Department of State and other federal civilian government customers.

Strategic Acquisitions

We have supplemented our internal growth and expanded our service offerings and customer base through five strategic acquisitions since 2000. In January 2000, we acquired GCI Information Services, Inc., or GCI, broadening our electronic records management services and adding the Department of Commerce and Department of the Treasury as customers. In September 2002, we acquired CCI, Incorporated, or CCI, expanding our operational logistics portfolio and adding a strong presence with the Naval Air Systems Command. In December 2003, we acquired Fuentez Systems Concepts, Inc., or FSC, providing us with additional systems engineering, production, integration and C4ISR expertise, and adding the Space and Naval Warfare Systems Command, the Department of Homeland Security and agencies within the intelligence community as our customers.

In February 2006, we completed the acquisition of Morgan Research Corporation, or Morgan. This acquisition provides us with a presence in Huntsville, Alabama, which, as a result of the Department of Defense’s Base Realignment and Closure program, or BRAC, will be the new headquarters of the Army Materiel Command, the Army Space and Missile Defense Command and a substantial portion of the Missile Defense Agency. In addition, this acquisition combines the specialized engineering and technology expertise of Morgan with our systems integration capabilities, and provides us with additional key prime contract vehicles. This acquisition enables us to provide complementary information technology and systems engineering services and to offer an expanded suite of solutions to our customers.

Subsequent to the end of our fiscal 2007 year, we completed the acquisition of Techrizon LLC. The acquisition combines the specialized expertise of Techrizon with Stanley’s proven systems integration capabilities. The two companies provide complementary information technology services and together will offer an expanded suite of solutions for their combined customer base. Techrizon provides support to the U.S. Army’s Communications-Electronics Life Cycle Management Command and the Fires Center of Excellence. Techrizon has also provided support to the U.S. Army’s Field Artillery School since 1976. The acquisition reinforces our strategy to expand presence in key markets positively impacted by the Base Realignment and Closure, or BRAC, process.

Customers

We have successfully established long-standing relationships with many governmental agencies. We currently have over 200 active contractual engagements across 40 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice, and the Department of Health and Human Services. We have served customers that provided over 90% of our revenues for fiscal 2007 for an average of thirteen years. We believe our long-standing relationships are due in large part to our customer-centric account management process, our technical expertise and proven performance on individual contracts.

For fiscal 2007, we derived approximately 65% of our revenues from the Department of Defense, including agencies within the intelligence community, as compared to 70% in fiscal 2005 and 61% in fiscal 2006. Approximately 35% of our fiscal 2007 revenues were from federal civilian government agencies. In fiscal 2005 and 2006, approximately 30% and 39% of our revenues were from federal civilian government agencies. Our largest customer group, which includes five separate agencies, is the U.S. Army, which accounted for approximately 35% of revenues for fiscal 2007. In fiscal 2005 and 2006, the U.S. Army accounted for approximately 29% and 25%, respectively, of our revenues. Our contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 15% of our revenues for fiscal 2007 as compared to 15% in fiscal 2005 and 19% in fiscal 2006. Contracts for which we acted as the prime contractor represented approximately 80% of our revenues for fiscal 2005, 2006 and 2007.

Business Development

Our account management process is a highly disciplined, team-based approach to customer relationship management and business development designed to understand our customers, their organizations and their mission. Our scalable process, modeled after industry best practices and refined over years of application, identifies sales opportunities well in advance of contract competition and guides the lead generation and development process, focusing limited resources on achieving growth objectives while providing the basis for making strategic decisions in meeting both existing and new customer needs and opportunities.

Systems and processes developed in support of our business development process include a capture management system that aggregates customer data throughout the lead identification process and from previous contractual engagements and third party sources, ultimately facilitating the bid decision and proposal process. The system also provides us with real-time reporting of pipeline and bid status. The strategic operations organization also includes a business intelligence function facilitating program account opportunity reviews, sales training, research and competitive analyses.

Our business development professionals are highly experienced in marketing to our government customers and have extensive knowledge of both the services and solutions we offer, as well as the particular customer’s organization, mission, culture and technology initiatives. These professionals also possess a working knowledge of the marketing limitations that are specific to the government arena, including government funding systems, conflict of interest restrictions, procurement integrity limitations and other pertinent procedural requirements. In fulfilling its mission, the business development organization cooperates closely with the various operations groups and other support organizations.

During fiscal 2007, we achieved an overall win rate of approximately 58%. Overall win rate represents the number of bids won as a percentage of the total number of bids submitted. We also measure our win rate with respect to competitively awarded contracts on which we are the incumbent contractor. Over the three year period ended March 31, 2007, we achieved a win rate of 100% of such contracts.

Existing Contract Profile

Contract Types

We currently have more than 200 active contractual engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials or fixed-price.

Cost-Plus-Fee Contracts.   Cost-plus-fee contracts provide for reimbursement of costs, to the extent that such costs are reasonable, allowable and allocable to the contract, and for the payment of a “fee,”

which essentially represents the profit margin negotiated between the contractor and the contracting agency. There are three basic types of cost-plus-fee contracts. Cost-plus-fixed-fee contracts provide for a negotiated fee that is fixed at inception and does not vary with actual costs. Cost-plus-award-fee contracts provide for a fee consisting of a base amount fixed at inception and an award amount which varies based on the federal government’s evaluation of contractor performance. Cost-plus-incentive-fee contracts provide for an initially negotiated fee that is adjusted based on a formula that provides, within limits, for increases or decreases based on the relationship of total allowable costs to target costs.

Contracts may require completion of defined tasks or performance of a specific number of hours of service. Our total cost incurred on our cost-plus-fee contracts cannot exceed the funded cost ceiling set forth in the contract without the approval of the agency. If a contracted task has not been completed or the specific number of hours of service have not been performed at the time the authorized cost is expended, we may be required to complete the work and be reimbursed for the additional costs with no increase in fee or the fee may be reduced proportionately to the number of hours actually provided. Even though cost-plus-fee contracts are generally thought to involve a relatively low degree of risk, we try to carefully manage our cost-plus-fee contracts to ensure that they are performed within the estimated cost and that the required work is completed and/or the minimum hours are provided.

Time-and-Materials Contracts.   Under a time-and-materials contract, our compensation is based on a fixed hourly rate established for specified labor or skill categories. We are paid at the established hourly rates for the hours we expend performing the work specified in the contract. Labor costs, overhead, general and administrative costs and profit are included in the fixed hourly rate. Materials, subcontractors, travel and other direct costs are reimbursed at actual costs plus an allocation of indirect costs without fee. We make critical pricing assumptions and decisions when developing and proposing time-and-materials labor rates. We risk incurring a loss of profitability if our actual costs exceed the costs incorporated into the fixed hourly labor rate.

Fixed-Price Contracts.   In a fixed-price contract, we must complete the work to receive the price, which is fixed and is not affected by the cost of performance. Thus, if our costs are greater than the price, we will suffer a loss and if our price is greater than the costs, we will realize a profit. Because we agree to accept the cost risk for the contract, there is greater risk involved with performing this type of contract. However, if work is performed or solutions are developed more efficiently than anticipated, there is the possibility of receiving higher profit margins than those typically recognized on cost-plus-fee and time-and-materials contracts.

The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Fiscal Year Ended March 31,
	2005	2006	2007
Cost-plus-fee	60%	62%	52%
Time-and-materials	11%	20%	32%
Fixed-price	29%	18%	16%

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

Contract Vehicles

We compete for task orders through a variety of arrangements, or contract vehicles, including GWACs, blanket purchase agreements, GSA schedules and agency-specific ID/IQ contracts. For a description of these contract vehicles, see “Government Contracting and Regulations”. We hold a number of GWACs, agency-specific ID/IQ contracts and GSA schedule contracts. These are popular contract award methods, offering more flexible, cost-effective and rapid procurement processes.

Backlog

We define backlog as the amount of revenues we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise of option periods that we reasonably believe will be exercised, from signed contracts in existence as of the measurement date. We do not include contract ceiling values under GWAC or ID/IQ contracts in our backlog calculation. We also do not include in backlog (i) the expected amount of revenues that would be realized if, and when, we were successful in the re-compete of signed contracts in existence as of the measurement date or (ii) the expected amount of revenues that would be realized from future unidentified growth on signed contracts and task orders in existence as of the measurement date.

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

As of March 31, 2006, our total backlog was $845.3 million and funded backlog was $160.9 million. Our total and funded backlog was $974.8 million and $224.4 million, respectively, as of March 31, 2007.

Partnering

Strong industry partnerships with leading vendors and other systems integrators provide a valuable source of information regarding new technology trends and techniques. Similar to our approach for managing customer relationships, we designate partnership leads responsible for understanding the product roadmaps of specific technologies and for working closely with vendors such as EMC/Documentum, Oracle, SAP and Sun Microsystems. We seek to utilize the research and development investments of our partners for our customers’ benefit. These partnerships enable us to provide significant additional capabilities to our customers, including technology and software services that are not otherwise available directly from us.

Subcontractors

When we act as a prime contractor, as we typically do, we derive revenue either through our own work or through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex assignments or to address more completely a particular customer’s requirements. Teaming agreements and subcontracting relationships are useful because they permit us, as a prime contractor, to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on an engagement or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors.

We estimate that revenues derived from work performed by our subcontractors represented approximately 31% of our revenues for fiscal 2007. As discussed further in “Risk Factors,” if our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer and as a result our financial condition and results of operations could decline.

Competition

Despite consolidation over the past several years, the federal information technology services and solutions industry is comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with a major presence throughout the federal government. Because of the diverse requirements of federal government customers and the highly competitive nature of large federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members on the basis of their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity. In each of our five service areas, we generally bid against companies of varying sizes and specialties. Our competitors include large defense and information technology prime contractors, as well as a number of smaller federal contractors with specialized capabilities. We compete on the basis of our technical abilities, customer relationships, past performance, cost containment, reputation and ability to provide quality personnel.

Employees

We have approximately 2,700 employees, located in 28 states, Washington, D.C. and eight foreign countries. The depth and breadth of the security clearances held by our employees is instrumental in allowing us to compete for, and work on, classified projects. As of March 31, 2007, approximately 53% of our employees held Secret or Top Secret clearances. None of our employees is represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Intellectual Property

Our solutions are not generally dependent on patent protection. We currently have eleven pending patent applications outstanding. While we believe these patent applications are valid, we do not consider our business to be dependent on the issuance or protection of these patents in any material way.

We have a number of trade secrets that contribute to our success and competitive position, and we endeavor to protect the secrecy of this proprietary information. While we believe that retaining continuing protection of our trade secrets and confidential information is important, we are not materially dependent on any specific trade secret or group of trade secrets.

Company Website and Information

Our website can be found on the Internet at www.stanleyassociates.com. The website contains information about us and our operations. Through a link to the Investor Relations section of our website, copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at the following address or telephone number:

Stanley, Inc.
Attention: Investment Relations
3101 Wilson Boulevard, Suite 700
Arlington, VA 22201
Telephone: (703) 684-1125

ITEM 1A.        RISK FACTORS

Any of the risks described below could materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

We depend on contracts with federal government agencies for substantially all of our revenues. If our relationships with these agencies were harmed, our revenues and operating results could decline.

Revenues from federal government contracts, either as a prime contractor or as a subcontractor, accounted for nearly 100% of our revenues for the fiscal year ended March 31, 2007. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense or Department of State in particular would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agency customers are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could decline as a result.

Changes in the spending policies or budget priorities of the federal government, and the Department of Defense or Department of State in particular, could cause us to lose revenues.

Changes in federal government fiscal or spending policies, or in the Department of Defense or the Department of State budget allocations, could directly affect our financial performance. Among the factors that could harm our business are:

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

In particular, revenues earned from contracts with the Department of Defense, including from subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 65% of our revenues for the fiscal year ended March 31, 2007. In the past, the U.S. defense budget has declined from time to time, resulting in a slowing of new program starts, program delays and program cancellations. These reductions may cause defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. Current federal government spending levels on defense-related programs is in part related to the U.S. military operations in Afghanistan and Iraq and may not be sustainable, including as a result of changes in government leadership, policies or priorities. Future levels of expenditures and authorizations for defense-related programs may decrease or shift to programs in areas where we do not provide services. Any such decline or shift in defense-related expenditures could harm our revenues and operating results.

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

We earn a significant portion of our revenues from the provision of passport processing and support services to the Department of State. Revenues from these services were approximately 15% of our revenues for the fiscal year ended March 31, 2007. The fixed initial term of our contract with the Department of State for the provision of passport processing and support services has expired, and we are currently performing these services pursuant to the Department of State’s exercise of a one-year renewal option that expires in September 2007. We currently expect the Department of State to subject this contract to recompetition before awarding a new contract and while we will participate in the recompetition there can be no guarantee of acceptance of our proposal. Our revenues may decline materially if we are unable to obtain a renewal of this contract or any of our other significant contracts. This contract is related but separate from the recently awarded ten year contract worth $164 million with the State Department to conduct passport book personalization services in up to two contractor-supplied and operated turnkey facilities.

We may not realize the full value of our backlog, which may result in lower than expected revenues.

Our total backlog represents the amount of revenues we expect to realize over the remaining base contract performance period and from the exercise of all option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We do not include contract ceilings for GWACs or agency-specific ID/IQ contracts in our backlog calculation. Congress typically appropriates funds for our federal government customers on an annual basis, even though their contracts with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We may never realize some of the revenues that are included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. As of March 31, 2007, our total backlog was approximately $974.8 million, of which only approximately $224.4 million was funded. In addition, there can be no assurance that our backlog will result in actual revenues in any particular period. This is because the actual receipt, timing and amount of revenues under contracts included in backlog are subject to various contingencies, many of which are beyond our control. For example, the actual receipt of revenues from contracts included in backlog may never occur or may be delayed because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified or terminated early, including as a result of a lack of appropriated funds. In addition, the fact that our backlog may translate into revenue does not guarantee that the contracts will be profitable.

Loss of our position as a qualified contractor under one or more General Services Administration schedules, or as a prime contractor on one or more of our contracts would impair our operating results and our ability to win new business.

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

Our contracts typically have a one or two year initial term, with multiple options that are exercisable by our customers to extend the contract for one or more additional years. Our customers may not exercise any of their extension options. Moreover, because we believe that our contracts with limited initial terms represent the early portion of longer customer programs, we expend significant financial and personnel resources and expand our operations to be able to fulfill these programs beyond the initial contract term. If a significant number of our contracts are not extended beyond their initial terms, we may not realize anticipated revenues and our operating results may be harmed.

The loss of one or more members of our senior management team could impair our relationships with government customers and our ability to compete and could disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team. Our senior management team has extensive industry experience, and the relationships and reputation that members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. The loss of the services of one or more of our senior executives could impair our ability to identify and secure new contracts, to maintain good customer relations and to otherwise manage our business, any of which could harm our business and operating results. Currently, the Chief Financial Officer is the only member of our senior management that has entered into an employment agreement.

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

•       harm our relationships with customers; and

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

We derive substantially all of our revenues from federal government contracts that are awarded through competitive procurement processes. Competitive procurement imposes substantial costs and presents a number of risks to us, including:

•       the need to bid on projects in advance of knowing the complete design or full requirements, which may result in unforeseen difficulties in executing the engagement and cost overruns;

•       the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us and schedules that may not be used; and

•       the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction or modification of the awarded contract.

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

We provide services to the federal government under contracts with three basic types of price structure: cost-plus-fee, time-and-materials and fixed-price. For the fiscal year ended March 31, 2007, we derived approximately 52%, 32% and 16% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively. Each of these types of contracts, to varying degrees, involves the risk that we underestimate our cost of fulfilling the contract, and we occasionally have suffered in the past, and may suffer in the future, reduced profits or financial losses on our contracts, thereby causing our operating results to decline as a result. This risk is greater for fixed-price contracts, where we bear the full impact of cost overruns, and an increase of fixed-price contracts in our contract mix would increase our exposure to this risk.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we receive the benefit of cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts accounted for approximately 52% and 16%, respectively, of our revenues for the fiscal year ended March 31, 2007, and approximately 62% and 18%, respectively, of our revenues for the fiscal year ended March 31, 2006. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

Revenues derived from contracts in which we acted as a subcontractor to other companies represented approximately 20% of our revenues for the fiscal year ended March 31, 2007. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a prime contractor, we rely on other companies to perform some of the work under a contract. We expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenues in the foreseeable future. Our business, prospects, financial condition and operating results could be harmed if other contractors eliminate or reduce their relationships with us, whether because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces other prime contractors’ programs or does not award them new contracts.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. We estimate that revenues derived from work performed by our subcontractors represented approximately 31% of our revenues for fiscal 2007. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers’ expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

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

Our incurred cost submissions have been audited by the DCAA through December 31, 2004 for Morgan and through March 31, 2004 for Stanley, CCI, GCI and FSC. Costs for which Morgan was reimbursed after December 31, 2004 and costs for which Stanley, CCI, GCI and FSC were reimbursed after March 31, 2004, may be subsequently disallowed upon the completion of future audits. In addition, non-audit reviews by the U.S. government may still be conducted on all of our government contracts.

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

We create, implement and maintain information technology and engineering systems, and provide services that are often critical to our customers’ operations, some of which involve classified or other sensitive information, and may be conducted in war-zones or other hazardous environments. We have experienced and may in the future experience some systems or services failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, products, including third-party products we may resell to our customers, or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

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

We have completed five acquisitions since 2000 and expect to consider further acquisitions and investments in the future. If we make an acquisition or investment, we may:

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

We may not successfully integrate companies that we have acquired or may acquire in the future.

The process of integrating companies requires a significant amount of resources and management attention which detracts from attention to our business. If we are unable to integrate the operations of Techrizon, which we acquired in April 2007, or of any company we may acquire in the future as planned, our management’s attention may continue to be diverted from the operation of our business, our operations could be disrupted and we may be unable to deliver our services to our customers as planned, any of which would hinder implementation of our business plan, harm our relationships with our customers and force us to incur unanticipated expenses.

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

Our executive officers and directors beneficially own approximately 29% of our outstanding common stock. For so long as our executive officers and directors continue to own a significant portion of our outstanding common stock, they will have significant influence over matters submitted to our stockholders for approval and exercise significant control over our business policies and affairs, including the election of directors, amendments to our certificate of incorporation and determinations with respect to mergers and other business combinations, including those that may result in a change of control. In addition, the ESOP beneficially owns approximately 28% of our outstanding common stock. Substantially all of the participants in the ESOP are our employees. If these participants act together, they will also be able to exert influence over matters submitted to our stockholders for approval, and if they act together with our executive officers and directors, they will be able to determine the outcome of matters submitted for stockholder approval. The interests of our executive officers and directors and the ESOP participants may conflict with your interests as a stockholder.

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

Prior to our initial public offering in October 2006, substantially all of our common stock was held by our employees, including through our ESOP. If our existing stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In connection with our initial public offering, our executive officers, directors, the selling shareholders (other than the ESOP), and certain other stockholders entered into lock-up agreements. In accordance with these lock-up agreements, 5,306,904 shares of common stock will be available for sale in the public market 360 days after October 17, 2006. These lock-up agreements are subject to a number of exceptions and Citigroup Global Markets Inc., on behalf of the underwriters in the initial public offering, may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sale of shares in the public market. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. In addition, our ESOP holds 6,212,451 shares of our common stock, all of which was allocated to employee accounts. Under certain circumstances, such as the termination of an employee’s employment with us, the ESOP may distribute shares to ESOP participants (or sell shares in the market), depending on the elections of ESOP participants. In addition, pursuant to certain diversification rights that will be available to ESOP participants pursuant to instructions given during the 90-day period which began on March 31, 2007, up to an additional 1,831,665 shares held by the ESOP may be sold in the public market at that time.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease our office facilities and we do not own any facilities or real estate materially important to our operations. We lease approximately 49,100 square feet in Arlington, Virginia for our corporate headquarters for a term expiring December 31, 2015. We also lease facilities at approximately 28 additional locations in 14 states and the District of Columbia. We believe our present facilities are adequate to meet our current and projected needs. Our leases and subleases have various terms ranging from one month to ten years and annual rents ranging from approximately $5,000 to $1.6 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

ITEM 3.                LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

ITEM 5.                MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “SXE.” We completed our initial public offering on October 18, 2006 at a price of $13 per share. Prior to such date there was no public market for our common stock.

The following table reflects, by quarter, the high and low closing prices per share of our common stock on the New York Stock Exchange. We have never declared nor paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Quarter Ended	High	Low
12/31/06	$18.24	$14.95
03/31/07	$17.00	$14.15

As of May 31, 2007, there were approximately 30 registered holders of record of our common stock.

Recent Sales of Unregistered Securities

The following information relates to all securities issued or sold by us during fiscal 2007, which were not registered under the Securities Act of 1933, or the Securites Act. No underwriters were involved in the following sales of securities. The issuance of shares to our Employee Stock Ownership Plan, or ESOP, did not constitute sales within the meaning of the Securities Act.

1.                During the quarter ended June 30, 2006, 23 employees exercised options to purchase an aggregate of 390,660 shares of our common stock at an aggregate exercise price of $400,790.

2.                During the quarter ended September 30, 2006, one employee exercised options to purchase an aggregate of 3,900 shares of our common stock at an aggregate exercise price of $14,335.

3.                During the quarter ended December 31, 2006, three employees exercised options to purchase an aggregate of 169,800 shares of our common stock at an aggregate exercise price of $97,204.

4.                During the quarter ended June 30, 2006, we granted options to purchase an aggregate of 799,500 shares of our common stock at a weighted average exercise price of $7.93.

5.                During the quarter ended June 30, 2006, we issued 15,000 shares of our common stock to a trust for the benefit of one employee.

6.                During the quarter ended June 30, 2006, we issued 11,250 shares of our common stock to an employee as compensation. These shares were valued at the time of issuance at $6.56 per share, for an aggregate value of $73,837.50.

7.                During the quarter ended September 30, 2006, we issued to five members of our board of directors an aggregate of 21,600 shares of our common stock as compensation for their service on our board of directors. These shares were valued at the time of issuance at $7.86 per share, for an aggregate value of $169,834.

8.                During the quarter ended June 30, 2006, we issued and sold to one of our executive officers 30,000 shares of our common stock at a per share price of $6.56 for an aggregate purchase price of $196,900

PERFORMANCE MEASUREMENT COMPARISON(1)

The following graph shows the total stockholder return of an investment of $100 in cash on October 18, 2006 for (i) the Company’s common stock, (ii) the Standards & Poor’s 500 Index (the “S&P 500”) and (iii) our peer group(2). All values are calculated as of October 18, 2006 (the first day of trading of our Common Stock) through March 31, 2007.

The comparison assumes that all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

March 31, 2007
Stanley, Inc.	100.65
Peer Group	92.80
S&P 500	104.21

(1)          The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)          Our peer group is composed of  NCI, Inc., ManTech International Corp., Dynamics Research Corp., MTC Technologies Inc., CACI International Inc., SI International, Inc., ICF International, Inc., SRA International, Inc. and SAIC, Inc.

ITEM 6.                SELECTED FINANCIAL DATA

The table below presents our selected historical financial data for each of the five fiscal years in the period ended March 31, 2007. We derived the statement of income data for the fiscal years ended March 31, 2005, 2006, and 2007 and the balance sheet data as of March 31, 2006 and 2007 from our audited consolidated financial statements included in this Form 10-K. We derived the statement of income data for the fiscal years ended March 31, 2003 and 2004 and the balance sheet data as of  March 31, 2003, 2004 and 2005 from our audited consolidated financials for those years, which are not included in this Form 10-K.

You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with “Management Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended March 31, (in thousands, except per share amounts)
	2003	2004	2005	2006	2007
Statement of income data:
Revenues	$143,488	$178,741	$282,456	$284,801	$409,411
Operating costs and expenses:
Cost of revenues	122,861	151,197	243,677	241,357	343,628
Selling, general and administrative	10,422	13,206	16,844	19,709	30,700
Amortization of deferred compensation	236	224	372	790	5,082
Depreciation and amortization	979	1,349	2,327	3,057	5,424
Impairment of intangible assets	—	—	—	3,590	—
Operating income	8,990	12,765	19,236	16,298	24,577
Other income (expense):
Other income (expense)	—	8	2	101	(478)
Interest expense, net	(117)	(261)	(822)	(2,441)	(5,918)
Income before taxes	8,873	12,512	18,416	13,958	18,181
Provision for income taxes	(3,437)	(4,378)	(7,184)	(5,708)	(7,476)
Net income	$5,436	$8,134	$11,232	$8,250	$10,705
Earnings per share(1):
Basic	$0.36	$0.56	$0.78	$0.58	$0.61
Diluted	$0.34	$0.50	$0.70	$0.51	$0.55
Weighted average shares(1):
Basic	14,937	14,653	14,446	14,202	17,567
Diluted	16,107	16,107	16,117	16,096	19,458
Balance sheet data (at period end):
Cash and cash equivalents(2)	$—	$—	$—	$—	$12,736
Working capital	10,006	4,411	13,085	29,299	60,919
Total assets	49,677	86,848	93,558	199,903	237,975
Total long-term liabilities	2,684	10,517	9,367	102,885	40,346
Stockholders’ equity	17,796	25,094	34,567	42,389	134,152

(1)          Earnings per share and weighted average shares are calculated after giving effect to the thirty-for-one stock split effected on September 12, 2006.

(2)          We historically have not maintained a cash balance, but have applied all of our operating cash flow to reduce indebtedness under outstanding lines of credit.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited consolidated financial statements and the accompanying notes included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed in “Risk Factors” and elsewhere in this Form 10-K and those listed in other documents we have filed with the Securities and Exchange Commission.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of March 31, 2007, we had more than 200 active contractual engagements across 40 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice, and the Department of Health and Human Services.

Key Metrics Evaluated By Management

We manage and assess the performance of our business by evaluating a variety of financial and non-financial metrics derived from and in addition to our United States generally accepted accounting principles, or GAAP, results. The most significant of these metrics are discussed below.

Revenue Growth

We closely monitor revenue growth in order to assess the performance of our business. In monitoring our revenue growth, we focus on both internal revenue growth and revenue growth through acquisitions. Our internal revenue growth is driven primarily by two factors. First, internal revenue growth is driven by adding new customers and by obtaining new task orders and contracts with our existing customers. For example, over the past several years we have added the Department of the Treasury’s Office of the Comptroller of the Currency, the National Guard Bureau, the Department of Transportation and agencies in the intelligence community as new customers. Second, organic revenue growth is driven by increasing revenues under existing contracts and task orders with customers. For example, since the initial award of our contract with the Department of State for the provision of passport processing and support services, the scope of services provided by us, and the revenues generated by those services, have grown significantly.

Our revenue growth strategy also includes the pursuit of strategic acquisitions. We have completed the following five acquisitions since 2000: our acquisition of GCI in January 2000, our acquisition of CCI in September 2002, our acquisition of FSC in December 2003, our acquisition of Morgan in February 2006, and most recently our acquisition of Techrizon in April 2007, which will be included in fiscal 2008 results.

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of March 31,
	2005	2006	2007
	(in millions)
Backlog:
Funded	$124.1	$160.9	$224.4
Unfunded	395.6	684.4	750.4
Total Backlog	$519.7	$845.3	$974.8

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

	Year Ended March 31,
	2005	2006	2007
Cost-plus-fee	60%	62%	52%
Time-and-materials	11%	20%	32%
Fixed-price	29%	18%	16%

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the fiscal year ended March 31, 2007, we reported DSO of 78 days, a slight decrease from 79 days we reported for fiscal 2006, based on the average accounts receivable balance from the beginning of the year and at the end of each of the four quarters.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts, and actual results may differ from the estimates. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this filing. We consider the following accounting policies to be critical to the understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, and are the most important to our financial condition and operating results.

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

Results of Operations

Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition. The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Year Ended March 31,
	2005	2006	2007
Consolidated Statement of Income Data
Revenues	$282,456	$284,801	$409,411
Operating costs and expenses:
Cost of revenues	243,677	241,357	343,628
Selling, general and administrative	16,844	19,709	30,700
Amortization of deferred compensation	372	790	5,082
Depreciation and amortization	2,327	3,057	5,424
Impairment of intangible assets	—	3,590	—
Total operating costs and expenses	263,220	268,503	384,834
Operating income	19,236	16,298	24,577
Other income (expense):
Other income (expense)	2	101	(478)
Interest expense—net	(822)	(2,441)	(5,918)
Total other expenses	(820)	(2,340)	(6,396)
Income before taxes	18,416	13,958	18,181
Provision for income taxes	(7,184)	(5,708)	(7,476)
Net income	$11,232	$8,250	$10,705

	Year Ended March 31,
	2005	2006	2007
As a Percentage of Revenues
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	86.3	84.7	83.9
Selling, general and administrative	5.9	6.9	7.5
Amortization of deferred compensation	0.1	0.3	1.3
Depreciation and amortization	0.9	1.1	1.3
Impairment of intangible assets	—	1.3	—
Total operating costs and expenses	93.2	94.3	94.0
Operating income	6.8	5.7	6.0
Other income (expense):
Other income (expense)	0.0	0.0	(0.1)
Interest expense—net	(0.3)	(0.8)	(1.5)
Total other expenses	(0.3)	(0.8)	(1.6)
Income before taxes	6.5	4.9	4.4
Provision for income taxes	(2.5)	(2.0)	(1.8)
Net income	4.0%	2.9%	2.6%

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

Our most significant expense is cost of revenues, which includes the costs of direct labor, subcontractors, materials, equipment, travel and an allocation of indirect costs (other than selling, general and administrative expenses and depreciation). Indirect costs consist primarily of fringe benefits, applicable facility and information technology infrastructure costs, business insurance, recruiting, training, other overhead and certain other non-direct costs that are necessary to support direct labor. The number and types of personnel, their salaries and other costs, can have a significant impact on our cost of revenues.

Our selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs include wages plus associated fringe benefits, stock-based compensation charges, rent, travel and insurance. Among the functions covered by these expenses are sales, business development, contracts, purchasing, legal, finance, accounting, human resources and benefits, information technology support and general management. Most of these costs are allowable costs under the cost accounting standards for contracting with the federal government and are recoverable under cost-plus-fee contracts.

Our depreciation and amortization expenses include the amortization of purchased intangibles in connection with acquisitions and the amortization of leasehold improvements and the depreciation of property and equipment purchased in the ordinary course of our business.

Our amortization of deferred compensation includes stock-based compensation amortized over the vesting period of the awards.

Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment after audit. Federal government agencies have the right to challenge our cost estimates and allocation methodologies with respect to government contracts. In addition, contracts with these agencies are subject to audit and possible adjustment to give effect to unallowable costs under cost-

plus-fee contracts or to other regulatory requirements affecting both cost-plus-fee and fixed-price contracts.

Comparison of Results of Operations for the Fiscal Years Ended March 31,  2006 and 2007

Revenues.   Our consolidated revenues increased $124.6 million, or 43.8% from $284.8 million for the fiscal year ended March 31, 2006, to $409.4 million for the fiscal year ended March 31, 2007. Increased revenues of $78.6 million were attributable to Morgan related contracts that include specialized engineering and technology services provided to the U.S. Army Aviation and Missile Command, or AMCOM, and the U.S. Army Program Executive Officer for Simulation, Training, and Instrumentation, or PEO STRI. Increased revenues of $46 million were related to continued growth providing enterprise integration and operational support services for the Department of Defense, expanding demand for passport services for the Department of State’s Bureau of Consular Affairs, including the completion of the Arkansas Passport Center, and ongoing logistics support for the Army’s equipment reset effort in the United States and abroad.

Cost of Revenues.   Our cost of revenues increased $102.2 million, or 42.4%, from $241.4 million for the fiscal year ended March 31, 2006, to $343.6 million for the fiscal year ended March 31, 2007. This increase was primarily the result of additional costs attributable to revenues generated by Morgan operations, in addition to the cost of revenues associated with the increased services provided under the contracts referred to above.

Selling, General and Administrative.   Our selling, general and administrative expense increased $11.0 million, or 55.8%, from $19.7 million for the fiscal year ended March 31, 2006, to $30.7 million for the fiscal year ended March 31, 2007. This was due to increased selling, general and administrative expenses attributable to Morgan operations and overall company growth, increases in business development costs associated with several significant procurements, higher recruiting costs to expand our highly trained and specialized technical workforce, and additional costs associated with being a public company, including costs associated with legal, audit, tax, and Sarbanes-Oxley Act, or SOX, compliance services.

Amortization of Deferred Compensation.   Our amortization of deferred compensation increased $4.3 million, or 543.4%, from $0.8 million for the fiscal year ended March 31, 2006, to $5.1 million for fiscal year ended March 31, 2007. The increase was primarily attributable to the amortization expense related to the acceleration of the vesting period of restricted stock grants in connection to our initial public offering in October 2006.

Depreciation and Amortization.   Our depreciation and amortization expense increased $2.3 million, or 77.4%, from $3.1 million for the fiscal year ended March 31, 2006, to $5.4 million for the fiscal year ended March 31, 2007. Approximately $1.7 million of the increase was related to the amortization of intangible assets primarily associated with the Morgan acquisition. The remainder of the increase was associated with depreciation of Morgan assets and increased capital expenditures and leasehold improvements during fiscal 2007.

Impairment of Intangible Assets.   An impairment charge of $3.6 million related to the CCI and FSC tradenames was recorded for the fiscal year ended March 31, 2006 and none was recorded for the fiscal year ended March 31, 2007.

Other Income or Expense.   Our other income was $0.1 million for the fiscal year ended March 31, 2006 which was primarily related to favorable changes in market value of our interest rate swap agreements. Our other expense was $0.5 million for the fiscal year ended March 31, 2007 which was primarily related to changes in market value and cancellation of our interest rate swap agreements.

Interest Expense, Net.   Our net interest expense increased $3.5 million from $2.4 million for the fiscal year ended March 31, 2006, to $5.9 million for the fiscal year ended March 31, 2007. The increase in net interest expense was due to the term loan borrowings incurred to finance the acquisition of Morgan.

Net Income.   Our net income increased $2.4 million or 29.8%, from $8.3 million for the fiscal year ended March 31, 2006, to $10.7 million for the fiscal year ended March 31, 2007. The increase in net income was attributable to increased profits from internal revenue growth and from profits related to the Morgan operations.

Comparison of Results of Operations for the Fiscal Years Ended March 31, 2005 and 2006

Revenues.   Our consolidated revenues increased $2.3 million, or 0.8%, from $282.5 million for the fiscal year ended March 31, 2005, to $284.8 million for the fiscal year ended March 31, 2006. The increase was primarily due to $9.6 million in increased revenues attributable to a partial year of results after the acquisition of Morgan, $10.7 million of increased revenue under our passport services contract, $3.0 million of increased revenues under a new contract with Department of Army AWRDS contract, $6.7 million of increased revenues under a new contract with the Department of Transportation Maritime Administration, which was partially offset by $37.4 million of pass through revenues generated in fiscal 2005.

Cost of Revenues.   Our cost of revenues decreased $2.3 million, or 1.0%, from $243.7 million for the fiscal year ended March 31, 2005, to $241.4 million for the fiscal year ended March 31, 2006. This decrease was primarily the result of a $35.0 million reduction in cost of revenues attributable to the decrease in pass-through revenues generated in fiscal 2006, partially offset by the cost of revenues associated with the increased services provided under the contracts above.

Selling, General and Administrative.   Our selling, general and administrative expense increased $2.9 million, or 17.0%, from $16.8 million for the fiscal year ended March 31, 2005, to $19.7 million for the fiscal year ended March 31, 2006. The largest component of this increase were a $1.8 million increase in finance, accounting and human resources costs and $0.3 million of cost associated with Morgan’s operations since the date of acquisition.

Amortization of Deferred Compensation.   Our amortization of deferred compensation increased $0.4 million, or 112.1%, from $0.4 million for the fiscal year ended 2005, to $0.8 million for fiscal year ended 2006. The increase was primarily attributable to the amortization of restricted stock grants awarded in May 2005.

Depreciation and Amortization.   Our depreciation and amortization expense increased $0.8 million, or 31.4%, from $2.3 million for the fiscal year ended March 31, 2005, to $3.1 million for the fiscal year ended March 31, 2006. Approximately $0.2 million of the increase was due to amortization of purchased intangibles associated with the Morgan acquisition and the remainder of the increase was related to depreciation expense associated with increased capital expenditures during fiscal 2006.

Impairment of Intangible Assets.   In fiscal 2006, we recorded an impairment charge of $3.6 million related to the CCI and FSC tradenames.

Other Income or Expense.   Our other income was $0.1 million for the fiscal year ended March 31, 2006. This was primarily related to favorable changes in market value of our interest rate swap agreements

Interest Expense, Net.   Our net interest expense increased $1.6 million, or 197.0%, from $0.8 million for the fiscal year ended March 31, 2005, to $2.4 million for the fiscal year ended March 31, 2006. The increase in net interest expense was due to the new term loan borrowings incurred to finance the acquisition of Morgan, increased borrowing under our revolving credit facility primarily to fund stock repurchases from our ESOP and a higher interest rate environment.

Net Income.   Our net income decreased $2.9 million from $11.2 million for the fiscal year ended March 31, 2005, to $8.3 million for fiscal year ended March 31, 2006. The primary reason for the decline in net income was a $3.6 million impairment charge related to CCI and FSC trade names.

Seasonality

Our revenues and operating income have typically been positively affected in the quarter ending March 31 due to an increase in the volume of revenues generated under our contract with the Department of State for the provision of passport services, as the demand for processing and delivery of U.S. passports typically increases during this quarter.

Inflation

We do not believe that inflation has had a material effect on our business for the three years ended March 31, 2007.

Liquidity and Capital Resources

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to service our debt, to make capital expenditures and to make selective strategic acquisitions. Based upon our current operations, we expect that our cash flow from operations, together with amounts we are able to borrow under our senior credit facility, will be adequate to meet our anticipated needs for the foreseeable future. In addition, we expect that our cash flow from operations will be adequate to meet all contractual obligations under the credit facility and our operating leases. Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance these acquisitions.

Cash Flow

Accounts receivable represents our largest working capital requirement. We bill most of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and our ability to manage our vendor payments.

	Year Ended March 31,
	2005	2006	2007
	(in millions)
Net cash provided by operating activities	$3.5	$10.2	$16.0
Net cash (used in) investing activities	$(1.0)	$(86.6)	$(4.3)
Net cash (used in) provided by financing activities	$(2.5)	$76.4	$1.0

Net cash provided by operating activities of $16.0 million for the fiscal year ended March 31, 2007 primarily reflected our net income plus depreciation and amortization expenses and amortization of deferred compensation for that period, partially offset by a $28.3 million increase in accounts receivable, a $7.3 million increase in accounts payable and a $9.1 million increase in accrued expenses. Net cash provided by operating activities of $10.2 million for the fiscal year ended March 31, 2006 primarily reflected net income for that period, excluding the effects of non-cash depreciation and amortization expense and impairment of assets of $3.1 and $3.6 million, respectively, and an increase of $8.0 million in accrued expenses, partially offset by a $8.3 million increase in accounts receivable and a $3.4 million decrease in accounts payable. Net cash provided by operating activities of $3.5 million for the fiscal year ended March 31, 2005 primarily reflected our net income and an increase of $2.2 million in accrued expenses, partially offset by an increase in working capital requirements caused by a $10.3 million increase in accounts receivable and a $6.1 million decrease in accounts payable.

Net cash used in investing activities of $4.3 million for the fiscal year ended March 31, 2007, consisted primarily of the purchase of equipment in the ordinary course of business. Net cash used in investing activities of $86.6 million in the fiscal year ended March 31, 2006, consisted of a $80.6 million to complete the acquisition of Morgan, a $0.6 million earnout payment in connection with our acquisition of CCI and $5.5 million to purchase equipment in the ordinary course of business and leasehold improvements and investments in technology related to our new headquarters facility. Net cash used in investing activities of $1.0 million for the fiscal year ended March 31, 2005 consisted of the purchase of equipment in the ordinary course of business.

Net cash provided by financing activities of $1.0 million for the fiscal year ended March 31, 2007 primarily consisted of $71.8 million in net proceeds from the sale of stock in our initial public offering and $2.0 million in proceeds received from the exercise of stock options, partially offset by $10.4 million of net repayments of our line of credit and $62.3 million of repayments on our long-term debt. Net cash provided by financing activities of $76.4 million for the fiscal year ended March 31, 2006 primarily consisted of $100.0 million of borrowings under our credit facility to finance the acquisition of Morgan, partially offset by $10.8 million used to repay our line of credit, $8.8 million used to repay a long-term note and $4.5 million to repurchase stock, primarily from our ESOP. Net cash used in financing activities of $2.5 million for the fiscal year ended March 31, 2005, consisted of $4.5 million used to repurchase stock, primarily from our ESOP, partially offset by $1.9 million of net borrowings under our line of credit in connection with working capital requirements.

Credit Facility and Borrowing Capacity

On February 16, 2006, in order to finance our acquisition of Morgan and to refinance our then-outstanding indebtedness, we entered into a new senior credit facility that included a $50.0 million revolving credit facility and $100.0 million term loan. As of March 31, 2007, we had $37.8 million of term loan indebtedness outstanding under our senior credit facility. As of March 31, 2007, our borrowing availability under the revolving portion of our senior credit facility was $49.9 million (including outstanding letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

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

In addition, the credit agreement provides that we are required to meet the following financial covenants:

•       a fixed charge coverage ratio as of the end of any fiscal quarter of not less than 1.50 to 1.00, based upon the ratio of (i) consolidated EBITDA (as defined in the credit agreement) less the actual amount paid by us and our subsidiaries in cash on account of capital expenditures and taxes over the period consisting of the four consecutive fiscal quarters ending on or immediately prior to the determination date to (ii) consolidated interest expense for such period, scheduled principal payments required to be made on consolidated total debt during such period and certain restricted payments paid during such period;

•       a maximum leverage ratio based upon the ratio of (i) consolidated total debt to (ii) consolidated EBITDA (as defined in the credit agreement), which required us to maintain a ratio of 4.25 to 1.00 for each fiscal quarter ending on or prior to December 31, 2006, and will require us to maintain a ratio of 3.50 to 1.00 for each fiscal quarter ending after December 31, 2006 and on or prior to December 31, 2007, and a ratio of 3.00 to 1.00 for each fiscal quarter ending after December 31, 2007; and

•       a minimum consolidated net worth equal to the sum of (i) 85% of our consolidated net worth as at December 31, 2005, (ii) 50% of consolidated net income (as defined in the credit agreement) on a cumulative basis for all preceding fiscal quarters, commencing with the fiscal quarter ended March 31, 2006, and (iii) 100% of the amount by which our total stockholders’ equity is increased as result of any public or private offering of our common stock after the closing date of our credit agreement.

As of March 31, 2007, we were in compliance with all covenants under the credit facility.

Capital Expenditures

We have relatively low capital expenditure requirements. Our capital expenditures were $1.0 million, $5.5 million and $3.9 million for the fiscal 2005, fiscal 2006 and fiscal 2007, respectively. Substantially all of the expenditures in fiscal 2006 consisted of leasehold improvements and purchases of office equipment due to investments made in connection with our relocation to a new headquarters facility in fiscal 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

The future scheduled contractual payments at March 31, 2007 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$37,750	$1,000	$2,000	$34,750	$—
Long-term interest payments(1)	12,455	3,026	6,035	3,394	—
Capital lease obligations	386	150	236	—	—
Operating lease obligations(2)	35,756	7,382	11,937	7,180	9,257
Total	$86,347	$11,558	$20,208	$45,324	$9,257

(1)          Interest estimated at rates prevalent on March 31, 2007.

(2)          Leases for facilities and equipment.

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K as of March 31, 2007.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning fiscal year 2008 and the impact that the adoption of FIN 48 will have on our financial statements and notes thereto is currently being evaluated.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 157 will have on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159),The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for us is fiscal 2009, and may be applied prospectively. Early adoption is permitted provided we also elect to apply the provisions of SFAS 157. We are in the process of determining what effect, if any, the application of the provisions of SFAS 159 will have on our financial position and results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of March 31, 2007, all of the outstanding debt under our credit facility was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering $19.0 million of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our credit facility that is not covered by this agreement. A hypothetical change in the interest rate of 1% would have changed annual cash interest expense by $0.2 million.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Stanley, Inc. are included on pages F-1 through F-22 of this report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

As of March 31, 2007, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2007 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Certain Transactions” and “Director Independence.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Audit Fees.”

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed as part of this Report

1.                 The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Statements of Income for the Fiscal Years ended March 31, 2005, 2006, and 2007

Consolidated Balance Sheets as of March 31, 2006 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years ended March 31, 2005, 2006, and 2007

Consolidated Statements of Cash Flows for the Fiscal Years ended March 31, 2005, 2006, and 2007

Notes to Consolidated Financial Statements

2.                 Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

3.                 Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Stanley, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006.

3.3

Amended and Restated Bylaws of Stanley, Inc., incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006.
10.1*

Executive Deferred Compensation and Equity Incentive Plan, as of January 30, 2002, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006.

10.2*

Executive Deferred Compensation and Equity Incentive Plan Trust, as of March 5, 2004, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006.

10.3*

Change in Control and Severance Agreement, dated March 20, 2006, between the Company and Brian J. Clark, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134053), filed June 26, 2006.

10.4

Revolving Credit and Term Loan Agreement, dated as of February 16, 2006, among Stanley, Inc., as Borrower, the Lenders From Time to Time Party Hereto, and SunTrust Bank, as Administrative Agent, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134053), filed June 26, 2006.

10.5

Security Agreement, dated as of February 16, 2006, among Stanley, Inc., as Borrower, the Subsidiaries of the Borrower Party Hereto, as Grantors, and SunTrust Bank, as Administrative Agent, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134053), filed June 26, 2006.

10.6

Subsidiary Guaranty Agreement, dated as of February 16, 2006, among the Subsidiaries of Stanley, Inc. Listed on Schedule I Thereto, and SunTrust Bank, as Administrative Agent, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134053), filed June 26, 2006.

10.7*

Amendment No. 1 to Executive Deferred Compensation and Equity Incentive Plan, as of June 28, 2006, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006.

10.8*

2006 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006.

21.1	List of subsidiaries of Stanley, Inc.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*                    Denotes management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY, INC.
/s/ BRIAN J. CLARK
Brian J. Clark
Chief Financial Officer and Treasurer
June 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ PHILIP O. NOLAN
Philip O. Nolan
Chairman, President and Chief Executive Officer (Principal Executive Officer)
June 1, 2007
/s/ BRIAN J. CLARK
Brian J. Clark
Chief Financial Officer and Treasurer (Principal Financial Officer)
June 1, 2007
/s/ THOMAS R. FRADETTE
Thomas R. Fradette
Vice President and Controller (Principal Accounting Officer)
June 1, 2007
/s/ GEORGE H. WILSON
George H. Wilson
Executive Vice President for Strategic Operations and Director
June 1, 2007
/s/ WILLIAM E. KARLSON
William E. Karlson
Senior Vice President, Outsourcing Solutions and Director
June 1, 2007
/s/ LAWRENCE A. GALLAGHER
Lawrence A. Gallagher
Director
June 1, 2007

/s/ JAMES C. HUGHES
James C. Hughes
Director
June 1, 2007
/s/ JOHN P. RICEMAN
John P. Riceman
Director
June 1, 2007
/s/ GENERAL JIMMY D. ROSS
General
Jimmy D. Ross, USA (Ret.)
Director
June 1, 2007
/s/ LT. GENERAL RICHARD L. KELLY
Lt. General Richard L. Kelly, USMC (Ret.)
Director
June 1, 2007
/s/ CHARLES S. REAM
Charles S. Ream
Director
June 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Stanley, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Stanley, Inc. and Subsidiaries (the “Company”) as of March 31, 2006 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years in the period ended March 31, 2007. Our audits also included the consolidated financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2007, and the results of their operations and their cash flows for the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 31, 2007

STANLEY, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended March 31,
	2005	2006	2007
Revenues	$282,456	$284,801	$409,411
Operating costs and expenses:
Cost of revenues	243,677	241,357	343,628
Selling, general and administrative	16,844	19,709	30,700
Amortization of deferred compensation	372	790	5,082
Depreciation and amortization	2,327	3,057	5,424
Impairment of intangible assets	—	3,590	—
Total operating costs and expenses	263,220	268,503	384,834
Operating income	19,236	16,298	24,577
Other income (expense):
Other income (expense)	2	101	(478)
Interest expense—net	(822)	(2,441)	(5,918)
Total other expenses	(820)	(2,340)	(6,396)
Income before taxes	18,416	13,958	18,181
Provision for income taxes	(7,184)	(5,708)	(7,476)
Net income	$11,232	$8,250	$10,705
Earnings per share:
Basic	$0.78	$0.58	$0.61
Diluted	$0.70	$0.51	$0.55
Weighted average shares:
Basic	14,446	14,202	17,567
Diluted	16,117	16,096	19,458

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31, 2006	March 31, 2007
Assets
Current assets:
Cash	$—	$12,736
Accounts receivable—net	81,732	110,029
Prepaid and other current assets	2,196	1,631
Total current assets	83,928	124,396
Property and equipment—net	10,083	11,736
Goodwill	87,832	88,249
Intangible assets—net	12,616	9,417
Deferred taxes	—	2,010
Other assets	5,444	2,167
Total assets	$199,903	$237,975
Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$10,409	$—
Accounts payable	17,193	24,476
Accrued expenses and other liabilities	24,091	34,438
Current portion of long-term debt	1,000	1,000
Deferred income taxes	1,225	2,646
Income taxes payable	711	917
Total current liabilities	54,629	63,477
Long-term debt—net of current portion	99,000	36,750
Other long-term liabilities	3,514	3,596
Deferred taxes	371	—
Total liabilities	157,514	103,823
Commitments and contingencies:
Stockholders’ equity
Common stock, $0.01 par value—200,000 authorized; 14,967 and 21,888 issued, respectively	150	219
Additional paid-in capital	3,858	76,785
Retained earnings	47,640	58,345
Accumulated other comprehensive income	—	(161)
Less: Treasury stock: 735 and 0 at cost, respectively	(4,791)	—
Deferred compensation	(4,392)	(1,036)
Shareholder notes receivable	(76)	—
Total stockholders’ equity	42,389	134,152
Total liabilities and stockholders’ equity	$199,903	$237,975

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Issued Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Stock	Deferred Compensation	Shareholders’ Notes Receivable	Accumulated Other Comprehensive Income, Net of Tax	Total
BALANCE—April 1, 2004	14,967	$150	2,272	28,158	432	(747)	(3,727)	(1,012)	—	25,094
Purchase of common stock for Treasury	—	—	—	—	910	(4,505)	—	—	—	(4,505)
Contribution of Treasury stock to ESOP	—	—	835	—	(225)	389	—	—	—	1,224
Exercise of stock options from Treasury	—	—	4	—	(126)	219	—	—	—	223
Issuance of shares from Treasury	—	—	118	—	(48)	82	—	—	—	200
Amortization of deferred compensation, net of cancelled shares	—	—	—	—	3	(5)	377	—	—	372
Forgiveness of shareholder loans	—	—	—	—	—	—	—	727	—	727
Net income	—	—	—	11,232	—	—	—	—	—	11,232
BALANCE, March 31, 2005	14,967	$150	3,229	39,390	946	(4,567)	(3,350)	(285)	—	34,567
Purchase of common stock for Treasury	—	—	—	—	665	(4,459)	—	—	—	(4,459)
Contribution of Treasury stock to ESOP	—	—	1,015	—	(300)	1,485	—	—	—	2,500
Exercise of stock options from Treasury	—	—	(418)	—	(109)	531	—	—	—	113
Issuance of shares from Treasury	—	—	23	—	(41)	202	—	—	—	225
Restricted stock grants	—	—	(185)	—	(441)	2,080	(1,895)	—	—	—
Amortization of deferred compensation, net of canceled shares	—	—	—	—	15	(63)	853	—	—	790
Income tax benefit from employee stock transactions	—	—	194	—	—	—	—	—	—	194
Repayment of shareholder loans	—	—	—	—	—	—	—	209	—	209
Net income	—	—	—	8,250	—	—	—	—	—	8,250
BALANCE—March 31, 2006	14,967	$150	$3,858	$47,640	735	$(4,791)	$(4,392)	$(76)	—	$42,389
Purchase of common stock for Treasury	—	—	—	—	33	(259)	—	—	—	(259)
Contribution of common stock to ESOP	10	—	155	—	—	—	—	—	—	155
Exercise of stock options	676	7	(2,596)	—	(690)	4,606	—	—	—	2,017
Issuance of shares from Treasury	—	—	32	—	(30)	165	—	—	—	197
Restricted stock grants	—	—	6	—	(48)	279	(285)	—	—	—
Amortization of deferred compensation, net of canceled shares	—	—	—	—	—	—	5,082	—	—	5,082
Income tax benefit from employee stock transactions	—	—	1,624	—	—	—	—	—	—	1,624
Shares sold in initial public offering	6,235	62	71,724	—	—	—	—	—	—	71,786
Deferred compensation	—	—	1,441	—	—	—	(1,441)	—	—	—
Stock compensation expense	—	—	541	—	—	—	—	—	—	541
Repayment of shareholder loans, net of reclassification	—	—	—	—	—	—	—	76	—	76
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(161)	(161)
Net income	—	—	—	10,705	—	—	—	—	—	10,705
BALANCE—March 31, 2007	21,888	$219	$76,785	$58,345	—	$—	$(1,036)	$—	$(161)	$134,152

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,232	$8,250	$10,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,327	3,057	5,424
Amortization of deferred compensation	372	790	5,082
Impairment of intangible assets	—	3,590	—
Loss on disposal of property and equipment	185	124	335
Deferred taxes	(1,073)	(2,855)	(853)
Stock contributed to employee stock ownership plan	1,224	2,500	155
Income tax benefit from stock-based compensation	—	—	1,624
Stock compensation expense	—	—	541
Other	(70)	35	—
Changes in assets and liabilities—net of acquisition effects:
Increase in accounts receivable	(10,343)	(8,284)	(28,297)
Decrease in prepaid income taxes	—	—	2,650
Decrease (increase) in prepaid expenses and other current assets	270	(349)	612
Decrease in inventory	3,082	—	—
(Increase) decrease in other assets	(394)	(2,112)	628
(Decrease) increase in accounts payable	(6,097)	(3,411)	7,283
Increase in accrued expenses	2,184	8,040	9,148
Increase in other liabilities	81	866	794
Increase (decrease) in income taxes payable	526	(17)	206
Net cash provided by operating activities	3,506	10,224	16,037
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CCI—net of cash acquired	—	(557)	—
Purchase of Morgan—net of cash acquired	—	(80,559)	(417)
Acquisition of property and equipment	(997)	(5,472)	(3,865)
Net cash used in investing activities	(997)	(86,588)	(4,282)
CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	1,936	(10,805)	(10,409)
Borrowings on long-term debt	—	100,000	—
Repayments on long-term debt	(1,000)	(8,833)	(62,250)
Payments under capital lease obligations	(90)	(86)	(129)
Purchase of treasury stock	(4,505)	(4,459)	(259)
Proceeds from exercise of stock options	223	113	2,017
Cash repayments from shareholders	727	209	28
Net proceeds from sale of stock in initial public offering	—	—	71,786
Proceeds from sale of treasury stock	200	225	197
Net cash (used in) provided by financing activities	(2,509)	76,364	981
NET INCREASE IN CASH	—	—	12,736
CASH—Beginning of year	—	—	—
CASH—End of year	$—	$—	$12,736
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$7,719	$7,265	$6,529
Interest	$857	$1,994	$6,268
SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
During 2006 the Company acquired certain businesses in transactions summarized as follows:
Fair value of tangible assets acquired	$—	$16,237	$—
Acquired amortized intangible assets	—	8,350	—
Acquired unamortized intangible assets	—	69,831	—
Cash paid, net of cash acquired	—	(80,559)	—
Liabilities assumed	$—	$13,859	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Assets obtained under a capital lease agreement	$225	$51	$347

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share and per share data, or as otherwise noted)

1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—Stanley, Inc., together with its subsidiaries (“Stanley” or the “Company’), is a provider of information technology services and solutions to U.S. defense and federal civilian government agencies. Stanley offers its customers solutions to support any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology. The Company has derived substantially all of its revenue from U.S. federal government agencies.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of March 31, 2006 and 2007, its results of operations for the fiscal years ended March 31, 2005, 2006 and 2007 and its cash flows for the fiscal years ended March 31, 2005, 2006 and 2007.

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

Revenue Recognition—The Company recognizes revenue under its contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility is considered probable and can be reasonably estimated. Revenue is earned under cost-plus-fee, fixed-price and time-and-materials contracts. The Company uses a standard management process to determine whether all required criteria for revenue recognition have been met, which includes regular reviews of the Company’s contract performance. This review covers, among other matters, progress against a schedule, outstanding action items, effort and staffing, quality, risks and issues, subcontract management, costs incurred, commitments, and customer satisfaction. During this review, the Company determines whether the overall progress on a contract is consistent with the effort expended.

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

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. Pre-contract costs related to unsuccessful contract bids are expensed in the period in which the Company is notified that the contract will not be issued.

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

The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. The Company is of the opinion that costs subsequently disallowed, if any, would not be significant.

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues. For the fiscal years ended March 31,   2005, 2006 and 2007, we derived approximately 70%, 61% and 65% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 30%, 39% and 35% of our revenues, respectively, from federal civilian government agencies. The Company’s contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 15%, 19% and 15% of our revenues for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives, ranging from three to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $1.0 million, $1.6 million and $2.2 million for the fiscal years ended March 31, 2005, 2006 and 2007, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. During the fiscal year ended March 31, 2007, the Company continued its evaluation of the purchase price allocation related to the acquisition of Morgan Research Corporation, or Morgan, in February 2006. In connection with this evaluation, the

Company determined that certain contracts required adjustment in order to reflect the fair value of the contracts acquired. In addition, a working capital adjustment was required associated with the closing escrow. Accordingly, an adjustment was recorded during the fiscal year ended March 31, 2007 which resulted in an increase to goodwill of $0.4 million.

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

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments exist as of March 31, 2007.

Income Taxes—The provision for income taxes includes federal and state income taxes currently payable plus the net change during the year in the deferred tax liability or asset. The current or deferred tax consequences of all events that have been recognized in the financial statements are measured based on provisions of enacted tax law to determine the amount of taxes payable or refundable in future periods.

Unbilled Receivables—Unbilled receivables include certain costs and a portion of the fee or expected profit, which is billable upon completion or closeout of the contract. Amounts not billable within one year are not significant.

Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), Stanley accounted for its stock-based compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations. Stanley adopted SFAS No. 123(R), Share-based Payment (“SFAS No. 123(R)”), on a prospective basis during the fiscal year beginning April 1, 2006. No stock-based employee compensation cost, related to stock options, is reflected in net income for the fiscal years ended March 31, 2005 and 2006. The effect of SFAS No. 123(R) is further described in Note 11.

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

	Fiscal Year Ended
	March 31,
	2005	2006	2007
Basic weighted average common shares outstanding	14,446	14,202	17,567
Effect of stock options and unvested restricted stock grants	1,671	1,894	1,891
Diluted weighted average common shares outstanding	16,117	16,096	19,458

Derivative Instruments and Hedging Activities—In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying consolidated balance sheets at March 31, 2007. For qualifying cash flow hedges, SFAS No. 133, as amended, holds that the effective portion of derivative gains and losses be recorded as a component of other comprehensive income and be reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings.

On March 15, 2004, Stanley entered into a swap agreement to reduce exposure to interest rate fluctuations on our floating rate debt commitments. Under this interest rate swap agreement, the interest rate is fixed with respect to specified amounts of notional principal. Stanley’s exposure under this agreement was limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due. On March 27, 2006, Stanley entered into three additional swap commitments. Under these swap agreements, which became effective April 1, 2006, the interest rate was fixed with respect to specified amounts of notional principal. Stanley’s exposure under these agreements was limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due. The interest rate swap agreement entered into on March 15, 2004 had a maturity date of December 13, 2013, a fixed rate of 3.49% and a notional amount of $7.3 million prior to its termination effective October 25, 2006. The interest rate swap agreements entered into on March 27, 2006 with maturity dates of April 1, 2007, April 1, 2008 and April 2, 2012, fixed interest rates of 5.27%, 5.29% and 4.92%, and notional amounts of $10.0 million, $10 million, and $30.0 million, respectively, were terminated effective October 25, 2006 resulting in a combined net realized gain of $0.1 million.

As required by its senior credit facility, Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at March 31, 2007 of $0.3 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive income” in the Consolidated Balance Sheet. None of the $0.3 million unrealized loss was recognized in earnings during the year ended March 31, 2007 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive income will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the senior credit facility. There are currently no losses as of March 31, 2007 expected to be reclassified into earnings within the next 12 months.

Segment Reporting—Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker,

or decision making group, in deciding how to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company’s core business of providing information technology solutions and services for federal government customers. The Company does not report revenue by product or service or groups of products or services because it is impracticable to do so. Additionally, substantially all of Stanley’s revenues and long-lived assets for the fiscal years ended March 31, 2005, 2006 and 2007 are related to operations in the United States.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets and loss contingencies, such as litigation, claims and assessments.

Recently Issued Accounting Standards—In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning fiscal year 2008 and the impact that the adoption of FIN 48 will have on our financial statements and notes thereto is currently being evaluated.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159),The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for us in fiscal 2009, and may be applied prospectively. Early adoption is permitted provided we also elect to apply the provisions of SFAS 157. We are in the process of determining what effect, if any, the application of the provisions of SFAS 159 will have on our financial position and results of operations.

Reclassifications—Certain reclassifications have been made to prior year presentations to conform to the current presentation. In fiscal year 2007, the Company reviewed the mapping of its operating expenses relative to cost of revenues, and Selling, General & Administrative expenses, or SG&A. Cost of revenues are direct and indirect contract costs, while SG&A expenses are period costs related to selling activities and overall support and management of the business as a whole. As a result of this review, certain expenses previously classified as cost of revenues were reclassified to SG&A to more closely align such costs with the income statement captions that best capture the nature of the expenses. In the consolidated statements of income for the fiscal years ended March 31, 2005 and 2006, the Company reclassified $6.4 million and $6.9 million, respectively, from cost of revenues to SG&A. This reclassification had no effect on previously reported net operating expenses, net income or earnings per share.

Stock Split and Amendment of Articles of Incorporation—On August 28, 2006, the Company increased the number of authorized shares of common stock to 200,000,000 shares and on September 12, 2006, the Company completed a thirty-for-one stock split of its outstanding common stock. The accompanying financial statements include the effects of the stock split and the resulting increase in the number of authorized shares of common stock. All share and per share amounts included in the accompanying financial statements for periods prior to the stock split have been restated to reflect the stock split.

2.                 ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of March 31,
	2006	2007
Billed receivables	$58,593	$73,676
Unbilled receivables	24,058	36,962
Allowance for doubtful accounts	(919)	(609)
Total	$81,732	$110,029

Unbilled accounts receivable at March 31, 2007 are expected to be billed and collected within one year except for $0.5 million.

3.                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of March 31,
	2006	2007
Computers and peripherals	$3,379	$4,008
Software	1,184	1,882
Furniture and equipment	3,671	3,630
Leasehold improvements	4,814	6,417
	13,048	15,937
Less: Accumulated depreciation and amortization	(2,965)	(4,201)
Property and equipment—net	$10,083	$11,736
Property and equipment included above that are under capital lease obligations include:
Software	$225	$569
Furniture and equipment	58	80
Less: Accumulated depreciation	(70)	(158)
Total	$213	$491

4.                 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2006 and 2007 are as follows:

	FY 2006	FY 2007
Balance as of April 1	$17,974	$87,832
Goodwill acquired during the year in connection with the CCI acquisition	27	—
Goodwill acquired during the year in connection with the Morgan acquisition	69,831	417
Balance as of March 31	$87,832	$88,249

The components of acquired other intangible assets as of March 31, 2006, are as follows:

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Total
Assets subject to amortization:
Customer relationships	$6,580	$(2,674)	$3,906
Noncompete agreements	1,910	(551)	1,359
Backlog and contracts	7,540	(189)	7,351
Total	$16,030	$(3,414)	$12,616

The components of acquired other intangible assets as of March 31, 2007, are as follows:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Total
Assets subject to amortization:
Customer relationships	$6,580	$(3,707)	$2,873
Noncompete agreements	1,910	(1,210)	700
Backlog and contracts	7,540	(1,696)	5,844
Total	$16,030	$(6,613)	$9,417

Aggregate amortization expense of other intangible assets was $1.3 million, $1.5 million and $3.2 million for the years ended March 31, 2005, 2006 and 2007, respectively. Other intangible assets are being amortized on a straight-line basis over a period of 1 to 7 years.

Estimated amortization expense is as follows for the periods indicated:

Years Ending March 31,
2008	$3,076
2009	2,552
2010	2,277
2011	1,512
Thereafter	0
Total	$9,417

5.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of March 31,
	2006	2007
Accrued payroll costs	$8,776	$9,778
Accrued contract costs	11,305	19,131
Accrued indirect costs	2,731	2,807
Other payables	1,279	2,722
Total accrued expenses	$24,091	$34,438

6.                 DEBT

	As of March 31,
	2006	2007
Borrowings under the term loan and revolving line of credit:
Revolving line of credit	$10,409	$—
Term loan	100,000	37,750
Total debt	110,409	37,750
Less: Current portion	(11,409)	(1,000)
Debt—net of current portion	$99,000	$36,750

On February 16, 2006, in order to finance the acquisition of Morgan and to refinance its then-outstanding indebtedness, Stanley entered into a new senior credit facility that included a $50.0 million revolving credit facility. As of March 31, 2007, Stanley had $36.8 million of term loan indebtedness outstanding under its senior credit facility with a weighted average interest rate of 7.77% for the year ended March 31, 2007. As of March 31, 2007, Stanley’s borrowing availability under its revolving credit facility was $49.9 million (including outstanding letters of credit). At March 31, 2007, the Company was in compliance with all covenants under its senior credit facility. The obligations under our senior credit facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

7.                 ACQUISTIONS

On February 16, 2006, Stanley acquired Morgan Research Corporation, a privately-held technology company providing engineering and technology services to the federal government, for $76.0 million in cash at closing plus an additional $6.2 million in working capital and other purchase price adjustments. Stanley financed the acquisition through term loan borrowings under a new senior credit facility.

On December 31, 2003, Stanley completed the acquisition of Fuentez Systems Concepts, Inc., an information technology company based in Charleston, South Carolina, for $27.2 million, net of cash acquired. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values. Of the purchase consideration, $10.1 million has been allocated to goodwill, based upon the excess of the purchase price over the $8.5 million estimated fair value of net tangible assets and the $9.1 million assigned to other identifiable intangible assets. Goodwill of $10.1 million is deductible for tax purposes.

Then on September 1, 2002, the Company purchased all the outstanding capital stock of CCI, Incorporated for $5.5 million, net of cash acquired. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of CCI have been included in the consolidated financial statements beginning September 2, 2002. The payment was financed through Stanley’s then existing credit facility. During the years ended March 31, 2004, and March 31, 2005, Stanley paid $1.3 million and accrued $0.5 million, respectively, in additional consideration. The amount accrued as of March 31, 2005, was paid on June 16, 2005. Of the purchase consideration, $5.3 million has been allocated to goodwill, based upon the excess of the purchase price over the $1.9 million estimated fair value of net tangible assets, $2.2 million assigned to other identifiable intangible assets, and $1.8 million in additional payments subsequent to the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of the acquisition.

	CCI	FSC	Morgan
Current assets	$4,305	$14,724	$15,606
Property and equipment, net	134	322	448
Other assets	86	51	183
Goodwill	3,490	10,115	69,831
Identified intangibles	2,170	9,100	8,350
Total assets acquired	10,185	34,312	94,418
Current liabilities	1,953	6,564	9,792
Other liabilities	658	—	4,067
Total liabilities assumed	2,611	6,564	13,859
Net assets acquired	$7,574	$27,748	$80,559

Included in identified intangibles arising from the CCI acquisition is $1.6 million related to customer relationships which is being amortized over a period of 6 years. Included in identified intangibles arising from the FSC acquisition are $5.0 million and $1.1 million related to customer contracts and non-compete agreements, respectively, which are being amortized over periods of 6.5 years and 5 years, respectively. Included in identified intangibles arising from the Morgan acquisition are $7.5 million and $0.8 million related to customer contracts and non-compete agreements, respectively, which are being amortized over periods of 5 years and 2 years, respectively.

8.                 INCOME TAXES

The provision for Federal and State income taxes for fiscal years ended March 31 consists of the following:

	2005	2006	2007
Current income taxes:
Federal	$6,835	$7,001	$7,560
State	1,422	1,562	769
	8,257	8,563	8,329
Deferred income taxes:
Federal	(885)	(2,174)	(1,150)
State	(188)	(681)	297
	(1,073)	(2,855)	(853)
	$7,184	$5,708	$7,476

The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at March 31 are as follows:

	2006		2007
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued vacation	$1,434	$—	$1,202	$—
Bad debts	370	—	253	—
Unbilled revenue	—	(2,450)	—	(4,113)
Prepaids	—	(615)	—	(230)
Other	36	—	242	—
Total current	1,840	(3,065)	1,697	(4,343)
Noncurrent:
Equity compensation	472	—	2,160	—
Depreciation	—	(606)	—	(1,636)
Deferred Rent	503	—	579	—
Intangibles	—	(2,201)	—	(1,588)
Morgan contracts	312	—	391	—
Leasehold improvements	1,136	—	2,104	—
State net operating loss	212	—	—	—
Interest rate swap	—	(189)	—	—
Other	—	(10)	—	—
Total noncurrent	2,635	(3,006)	5,234	(3,224)
Total	$4,475	$(6,071)	$6,931	$(7,567)

A reconciliation of the statutory Federal income tax rate with Stanley’s effective income tax rate at March 31 is as follows:

	2005	2006	2007
Statutory Federal rate	35.00%	35.00%	35.00%
State income taxes—net of Federal income tax benefit	4.36	4.91	4.07
Equity Compensation	—	—	1.65
Other	(0.35)	0.98	0.40
Effective tax rates	39.01%	40.89%	41.12%

9.                 EMPLOYEE STOCK OWNERSHIP PLAN

Stanley maintains an Employee Stock Ownership Plan (“ESOP”) designed to provide employee ownership of the Company’s stock. The ESOP is generally available to all U.S. employees and is funded by periodic discretionary contributions approved by the Board of Directors.

Contributions to the ESOP for the year ended March 31, 2005, were $2.0 million, of which $0.8 million was contributed in cash and the remainder was contributed in the form of 150,000 shares and 75,000 shares of Stanley’s common stock with a fair value, at the date of the contribution, of $5.37 and $5.59 per share, respectively.

Contributions to the ESOP for the year ended March 31, 2006, were $2.5 million, all of which was contributed in the form of 150,000 shares, 75,000 shares and 75,000 shares of Stanley’s common stock with a fair value, at the date of the contribution, of $7.83, $8.26 and $9.93 per share, respectively.

Contributions to the ESOP for the year ended March 31, 2007 , were $0.2 million, all of which was contributed in the form of 10,000 shares of Stanley’s common stock with a fair value, at the date of the contribution, of $15.47 per share.

Prior to its initial public offering, Stanley determined the fair market value of its stock utilizing various methods, including obtaining a third-party valuation specialist. The fair market value per common share held by the ESOP was $6.94 and $9.93 as of March 31, 2005 and 2006, respectively. The fair market value per common share held by the ESOP was $15.60 as of March 31, 2007.

10.          401(K) PLAN

Stanley maintains a 401(k) plan for substantially all its employees. Employees may elect to defer up to the maximum amount permissible under the IRS code. After employees have completed a year of service, the Company matches 100% of the first 3% deferred and 50% of the next 2% deferred. Company matching contributions are immediately vested.

Contributions by the Company to the 401(k) plan were $2.0 million, $2.3 million and $3.3 million for the years ended March 31, 2005, 2006 and 2007, respectively.

11.          STOCKHOLDERS’ EQUITY

Common Stock

Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share equally in any dividends declared by the board of directors.

Stanley purchased 600 shares from two of its shareholders, 327,060 shares from fifteen of its shareholders and 33,000 shares from one of its shareholders during the years ended March 31, 2005, 2006 and 2007, respectively. The shares were recorded at cost.

Stanley exchanged 909,450 and 338,250 shares from the ESOP for cash during the years ended March 31, 2005 and 2006, respectively.

Initial Public Offering

On October 23, 2006, Stanley completed its initial public offering of 5.3 million shares (6.3 million shares including shares sold by selling stockholders) at a price of $13.00 per share. After full exercise of the underwriters’ over-allotment option to purchase an additional 945,000 shares from the Company, aggregate net proceeds to the Company after underwriting discounts and offering expenses borne by the Company were approximately $71.8 million. On October 23, 2006, the Company paid down $61.5 million of long-term debt with a portion of the net proceeds from the offering.

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

For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes model, the total value of options granted in 2005 and 2006 was $0.1 million and $0.1 million, respectively. These options would be amortized on a pro forma basis based upon the vesting schedule specified in the option agreement. The weighted average fair value of an individual option granted in 2005 and 2006 was $0.90 and $1.57, respectively. The fair value of Stanley’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	March 31,
	2005	2006
Volatility	0%	0%
Risk-free interest rate	4.23%	4.76%
Expected life (years)	7.5 years	7.5 years

A summary of stock option activity during the years ended March 31 is as follows:

	2005		2006		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,319,840	$1.39	2,279,940	$1.47	2,584,620	$2.10
Granted during the year	133,500	$3.37	445,500	$5.17	813,750	$8.00
Exercised during the year	(126,300)	$1.76	(109,020)	$1.03	(1,365,384)	$1.48
Forfeited during the year	(47,100)	$1.99	(31,800)	$3.46	(18,000)	$5.77
Outstanding, end of year	2,279,940	$1.47	2,584,620	$2.10	2,014,986	$4.87
Options exercisable, end of year	1,701,540		1,807,920		1,231,986

An option summary as of March 31, 2007 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at March 31, 2007	2,014,986	$4.87	6.5	$21,615
Exercisable at March 31, 2007	1,231,986	$2.85	5.4	$15,706
Unvested expected to vest at March 31, 2007	724,275	$8.05	8.3	$5,465

During the year ended March 31, 2007, the Company granted 813,750 stock option awards with a vesting period of five years. The options were issued with a weighted-average exercise price of $8.00. The total intrinsic value of options exercised during the year ended March 31, 2007 was $16.6 million.

The following table summarizes information about stock options outstanding at March 31, 2007:

Exercise Price	Number Outstanding at 3/31/2007	Weighted Average Remaining Life (years)	Number Exercisable at 3/31/2007
0.53	121,120	1.0	121,120
1.44	136,800	2.0	136,800
1.78	215,400	3.2	215,400
1.68	5,940	4.6	5,940
2.05	4,890	5.5	4,890
2.35	183,600	6.1	183,600
2.59	108,000	6.1	108,000
2.80	3,570	6.3	3,570
3.33	9,600	6.9	9,600
3.33	114,000	7.1	114,000
3.72	2,700	7.3	2,700
4.22	177,116	8.1	177,116
4.22	3,000	8.2	3,000
5.50	13,500	8.6	13,500
6.56	102,000	8.9	102,000
6.56	30,750	9.0	30,750
7.86	645,000	9.1	—
8.65	123,750	4.1	—
7.86	7,500	3.2	—
15.90	6,750	9.8	—
	2,014,986		1,231,986

Effective April 1, 2006, the Company adopted SFAS No. 123(R) using the prospective-transition method. Under that transition method, compensation cost recognized in the year ended March 31, 2007 includes compensation cost for all share-based payment transactions granted on or after April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS No. 123(R) using the accounting principles originally applied to those awards.

As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s income before income taxes and net income for the year ended March 31, 2007, are $0.5 million and $0.3 million lower, respectively, than if it had continued to account for share-based payment transactions under APB No. 25. Basic and diluted earnings per share for the year ended March 31, 2007 are $0.61 and $0.55, respectively, under SFAS No. 123(R). Basic and diluted earnings per share for the year ended March 31, 2007 would have been $0.63 and $0.57, respectively, under APB No. 25.

The Company has presented all tax benefits resulting from stock based compensation as operating cash flows in the Statement of Cash Flows prior to the adoption of SFAS No. 123(R). The tax benefits associated with stock based compensation in effect prior to the adoption of SFAS No. 123(R) were $1.6 million for the year ended March 31, 2007. For share-based payment transactions awarded subsequent to the adoption of SFAS No.123(R), the tax benefits in excess of the compensation cost recognized should be classified as financing cash flows. There were no excess tax benefits associated with share-based payment transactions accounted for under SFAS No. 123(R).

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

As of
March 31, 2007
Expected volatility	35.8%
Expected dividends	0.0%
Expected term (in years)	3.3-6.5
Risk-free rate	4.6%-5.1%

During the year ended March 31, 2007, the Company recognized $0.5 million of share-based employee compensation costs related to stock option awards. No share-based employee compensation cost, related to stock option awards, is reflected in net income for the years ended March 31, 2005 and 2006. As of March 31, 2007, there was $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan during the year ended March 31, 2007. That cost is expected to be recognized over a weighted-average period of 4.1 years.

The following table illustrates, in accordance with the provisions of SFAS No. 123(R), the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to stock-based employee compensation for stock option awards granted prior to April 1, 2006.

Year Ended
March 31, 2007
Net income, as reported	$10,705
Add: stock-based compensation, included in net income as reported, net of related tax effects	—
Deduct: Total stock-based employee compensation expense as determined under the fair value method for all awards, net of related tax effects	(423)
Pro forma net income	$10,282
Basic earnings per share:
As reported	$0.61
Pro forma	$0.59
Diluted earnings per share:
As reported	$0.55
Pro forma	$0.53

During the year ended March 31, 2007, there were no modifications to share-based payment transactions.

During the year ended March 31, 2007, the Company granted 11,250 restricted stock awards and 15,000 restricted stock trust awards at a fair market value of $7.54 per share with a vesting period of two years. Additionally, during the year ended March 31, 2007, the Company granted 21,600 restricted stock awards at a fair market value of $10.28 per share with a vesting period of one year. The assumed forfeiture rate applicable to the restricted shares granted in the year ended March 31, 2007 was zero percent.

Prior to the adoption of SFAS No. 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately, $0.4 million of compensation expense, which includes the $0.1 million below, was recognized during the year ended March 31, 2007. The remaining deferred compensation will be amortized over the remaining four year vesting period of the awards.

In connection with the completion of the Company’s initial public offering in the year ended March 31, 2007, 1,377,210 shares of restricted stock grants and 640,050 employee stock options became fully-vested. Accordingly, the Company recorded a charge of $4.1 million and $0.1 million, respectively, related to the vesting of the restricted shares and certain of the employee stock options which had been granted at less than fair market value within one year of the completion of the offering. This charge has been reflected in the accompanying statement of income as amortization of deferred compensation during the year ended March 31, 2007.

12.          COMMITMENTS AND CONTINGENCIES

Operating Leases—Stanley leases buildings and equipment under various operating leases with lease terms ranging from one month to ten years. The rental payments under certain of the leases are based on a minimum rental plus a percentage of the operating expenses. The following is a schedule of the future minimum lease payments required under operating leases that have initial non-cancelable lease terms in excess of one year as of March 31, 2007:

Fiscal Year Ending March 31,	Minimum Lease Commitments
2008	$7,382
2009	6,198
2010	5,739
2011	4,575
2012	2,605
Thereafter	9,257
Total	$35,756

Total rent expense for the fiscal years ended March 31, 2005, 2006 and 2007 was $4.1 million, $5.6 million and $6.8 million, respectively.

Capital Leases—Stanley has capital lease arrangements for certain office equipment and software licenses that are included in property and equipment in the accompanying balance sheets in the amount of less than $0.2 million and $0.5 million, net of accumulated depreciation, at March 31, 2006 and March 31, 2007, respectively. The assets under capital leases are amortized on a straight-line basis over the shorter of the respective useful lives or the lease term. The obligations are collateralized by the related leased equipment.

Future minimum lease payments required under the capital leases at March 31, 2007, are as follows:

Fiscal Year Ending March 31,	Minimum Lease Commitments
2008	$150
2009	144
2010	92
Total Minimum lease payments	386
Less: Amount representing interest	(39)
Present value of minimum lease payments	347
Less: Current portion	(127)
Long-term portion	$220

Contract Cost Audits—Substantially all payments to Stanley under cost-reimbursable contracts and subcontracts with the U.S. Government are provisional payments, which are subject to potential adjustments upon audit by the Defense Contract Audit Agency. Audits through March 31, 2004 have been completed. In the opinion of management, adjustments resulting from the audits of all subsequent years are not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

13.          UNAUDITED QUARTERLY FINANCIAL DATA

Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2006 and 2007 is presented in the table below.

	June 30	September 30	December 31	March 31
	(in thousands, except per share data)
Fiscal 2007
Revenues	$92,555	$98,191	$102,023	$116,642
Operating income	6,095	6,855	3,083	8,544
Net income	2,484	2,422	1,260	4,539
Basic EPS	$0.17	$0.16	$0.06	$0.21
Diluted EPS	$0.15	$0.15	$0.06	$0.20
Fiscal 2006
Revenues	$64,827	$66,859	$68,936	$84,179
Operating income	4,104	5,317	5,382	1,495
Net income	2,370	2,905	2,956	19
Basic EPS	$0.17	$0.20	$0.22	$0.00
Diluted EPS	$0.15	$0.18	$0.19	$0.00

14.          SUBSEQUENT EVENT

On April 1, 2007, Stanley purchased all of the outstanding membership interests of Techrizon, LLC for $30.3 million. Techrizon is a software, simulation and information security services company based in Lawton, OK. The acquisition was financed with cash and borrowings under our senior credit facility.

STANLEY, INC. AND SUBSIDIARIES
Schedule II—Valuation and Qualifying Accounts
(in thousands)

Allowance for Doubtful Accounts

	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
2005	699	148	—	—	847
2006	847	322	—	(250)	919
2007	919	247	20	(577)	609