Form 10-Q
period 2007-06-30
Stanley, Inc.
filed 2007-08-09
CIK 1360555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, there were 22,195,129 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
INDEX

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2006	2007
Revenues	$92,555	$133,481

Operating costs and expenses:
Cost of revenues	78,303	112,329
Selling, general and administrative	6,521	9,423
Amortization of deferred compensation	249	75
Depreciation and amortization	1,387	1,609
Total operating costs and expenses	86,460	123,436
Operating income	6,095	10,045

Other income (expense):
Other income	260	—
Interest expense — net	(2,145)	(1,062)
Total other expenses	(1,885)	(1,062)
Income before taxes	4,210	8,983

Provision for income taxes	(1,726)	(3,619)
Net income	$2,484	$5,364

Earnings per share:
Basic	$0.17	$0.24
Diluted	$0.15	$0.23

Weighted average shares:
Basic	14,417	21,898
Diluted	16,323	23,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31, 2007	June 30, 2007
Assets

Current Assets:
Cash	$12,736	$—
Accounts receivable — net	110,029	121,896
Prepaid and other current assets	1,631	3,391
Total current assets	124,396	125,287

Property and equipment — net	11,736	12,455
Goodwill	88,249	113,571
Intangible assets — net	9,417	10,963
Deferred taxes	2,010	1,867
Other assets	2,167	2,040
Total assets	$237,975	$266,183

Liabilities and Stockholders’ Equity

Current liabilities
Line of credit	$—	$25,664
Accounts payable	24,476	18,356
Accrued expenses and other liabilities	34,438	35,762
Current portion of long-term debt	1,000	1,000
Deferred taxes	2,646	2,164
Income taxes payable	917	2,390
Total current liabilities	63,477	85,336

Long-term debt — net of current portion	36,750	36,500
Other long-term liabilities	3,596	3,863
Total liabilities	103,823	125,699

Commitments and contingencies:
Stockholders’ equity
Common stock, $0.01 par value — 200,000,000 shares authorized; 21,887,564 and 22,136,639 issued, respectively	219	221
Additional paid-in capital	76,785	78,030
Retained earnings	58,345	63,404
Accumulated other comprehensive income	(161)	50
Less: Treasury stock; 0 and 14,490 shares at cost, respectively	—	(260)
Deferred compensation	(1,036)	(961)
Total stockholders’ equity	134,152	140,484
Total liabilities and stockholders’ equity	$237,975	$266,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,484	$5,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,387	1,609
Amortization of deferred compensation	249	75
Loss on disposal of property and equipment	38	14
Income tax benefit from stock compensation	88	442
Stock compensation expense	82	378
Changes in assets and liabilities - net of acquisition effects:
Decrease (increase) in accounts receivable	5,015	(7,063)
Decrease in prepaid expenses and other current assets	(1,002)	(1,522)
(Decrease) increase in other assets	(249)	212
Decrease in accounts payable	(3,128)	(6,242)
Increase (decrease) in accrued expenses	1,795	(1,480)
(Decrease) increase in other liabilities	(107)	229
Increase in income taxes payable	24	1,573
Net cash provided by (used in) operating activities	6,676	(6,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Morgan — net of cash acquired	138	—
Purchase of Techrizon — net of cash acquired	—	(30,519)
Acquisition of property and equipment	(574)	(1,346)
Net cash used in investing activities	(436)	(31,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under line-of-credit agreements	(6,584)	25,664
Repayments on long-term debt	(250)	(250)
Payments under capital lease obligations	(4)	(40)
Purchase of treasury stock	—	(260)
Proceeds from exercise of stock options	401	436
Proceeds from sale of treasury stock	197	—
Other	—	(10)
Net cash (used in) provided by financing activities	(6,240)	25,540

NET DECREASE IN CASH	—	(12,736)
CASH — Beginning of period	—	12,736
CASH — End of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,588	$1,584
Interest	$1,994	$898

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Assets purchased under a capital lease agreement	$51	$—

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

Basis of Presentation—The accompanying condensed unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of June 30, 2007 and its results of operations and its cash flows for the three months ended June 30, 2006 and 2007. The results of operations for the interim period are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of Stanley’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

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

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues. For the three months ended June 30, 2006 and 2007, we derived approximately 67% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 33% and 32% of our revenues, respectively, from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, and with the  Department of the Navy for production engineering and integration services under various SPAWAR programs, accounted for approximately 17% and 13% of our revenues for the three months ended June 30, 2007, respectively.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives, ranging from three to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $0.6 million and $0.7 million for the three months ended June 30, 2006 and 2007, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected December 31 as its testing date. Based on the testing performed as of December 31, 2006, the Company determined that no impairments existed as of December 31, 2006. Customer relationships and other intangibles are amortized on a straight-line basis over periods ranging from two to seven years.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments existed as of June 30, 2007.

Stock-Based Compensation—Stanley adopted the provisions of SFAS No. 123(R), Share-based Payment (“SFAS No. 123(R)”), on a prospective basis during the fiscal year beginning April 1, 2006.

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

	Three Months Ended
	June 30,
	2006	2007
	(in thousands)
Basic weighted average common shares outstanding	14,417	21,898
Effect of stock options and unvested restricted stock grants	1,906	1,463
Diluted weighted average common shares outstanding	16,323	23,361

All options to purchase common stock are included in the computation of diluted earnings per share because the average fair value per common share was greater than the options’ exercise prices.

Derivative Instruments and Hedging Activities— In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying condensed consolidated balance sheet at June 30, 2007. For qualifying cash flow hedges, SFAS No. 133, as amended, holds that the effective portion of derivative gains and losses be recorded as a component of other comprehensive income and be reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings.

As required by its senior credit facility, Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at June 30, 2007 of $0.1 million has been reported in “Other assets” with an offset, net of tax, included in “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets. None of the $0.2 million unrealized gain was recognized in earnings during the quarter ended June 30, 2007 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive income will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the senior credit facility. As of June 30, 2007, the estimated net amount of existing losses expected to be reclassified into earnings within the next 12 months is zero.

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

Recently Adopted Accounting Pronouncements— In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting for interim periods, and disclosures. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination by a taxing authority. The amount recognized is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties as income tax expense or operating expenses. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on April 1, 2007. The cumulative effects of applying this interpretation have been recorded as a decrease of  $0.3 million to retained earnings, an increase of $0.5 million to net deferred tax assets, a decrease to income taxes payable of $0.1 million and an increase in liabilities of $0.5 million for unrecognized tax benefits and $0.4 million for interest and penalties. As of April 1 and June 30, 2007 the Company has $0.5 million in unrecognized tax benefits, the recognition of which would not have a material impact on the effective tax rate. Included in the balance of unrecognized tax positions at April 1 and June 30, 2007 is $0.5 million related to tax positions for which it is reasonably possible that the total amounts could change significantly in the next twelve months. The amount represents unrecognized tax benefits from foreign jurisdictions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as interest expense and operating expenses, respectively, in the accompanying condensed consolidated statements of income, which is consistent with the recognition of these items in prior years. As of April 1 and June 30, 2007, the Company accrued liabilities of $0.4 million for interest and penalties.

The Congressional Joint Committee on Taxation is currently reviewing a pre-acquisition period of one of our subsidiaries. We do not expect any adjustments to result from this review. The Company is open to audit under the statute of limitations for tax years 2003 through 2007 for federal and state jurisdictions and tax years 1998 through 2007 for foreign jurisdictions.

As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions.

Recently Issued Accounting Standards— In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for the Company in fiscal 2009, and may be applied prospectively. Early adoption is permitted provided the Company also elects to apply the provisions of SFAS 157. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 159 will have on its financial position and results of operations.

Reclassifications— Certain reclassifications have been made to prior year presentations to conform to the current presentation. In the fourth quarter of fiscal year 2007, the Company reviewed the mapping of its operating expenses relative to cost of revenues, and Selling, General & Administrative expenses, or SG&A. Cost of revenues are direct and indirect contract costs, while SG&A expenses are period costs related to selling activities and overall support and management of the business as a whole. As a result of this review, certain expenses previously classified as cost of revenues in the first three quarters of fiscal year 2007, were reclassified to SG&A to more closely align such costs with the income statement captions that best capture the nature of the expenses.

Stock Split and Amendment of Certificate of Incorporation— On August 28, 2006, the Company increased the number of authorized shares of common stock to 200,000,000 shares and on September 12, 2006, the Company completed a thirty-for-one stock split of its outstanding common stock. The accompanying financial statements include the effects of the stock split and the resulting increase in the number of authorized shares of common stock. All share and per share amounts included in the accompanying financial statements for periods prior to the stock split have been restated to reflect the stock split.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	March 31, 2007	June 30, 2007
Billed receivables	$73,676	$98,143
Unbilled receivables	36,962	24,272
Less: Allowance for doubtful accounts	(609)	(519)
Total	$110,029	$121,896

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable are expected to be billed and collected within one year except for $0.5 million at June 30, 2007.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	March 31, 2007	June 30, 2007
Computers and peripherals	$4,008	$4,304
Software	1,882	2,034
Furniture and equipment	3,630	3,797
Leasehold improvements	6,417	7,216
	15,937	17,351

Less: Accumulated depreciation and amortization	(4,201)	(4,896)
Property and equipment — net	$11,736	$12,455

Property and equipment included above that are under capital lease obligations include:
Software	$569	$569
Furniture and equipment	80	80
Less: Accumulated depreciation	(158)	(193)
Total	$491	$456

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	As of	As of
	March 31, 2007	June 30, 2007
Accrued payroll costs	$9,778	$11,164
Accrued contract costs	19,131	18,676
Accrued indirect costs	2,807	2,636
Other payables	2,722	3,286
Total accrued expenses	$34,438	$35,762

5.  DEBT

	As of	As of
	March 31, 2007	June 30, 2007
Borrowings under the term loan and revolving line of credit:
Revolving line of credit	$—	$25,664
Term loan	37,750	37,500
Total debt	37,750	63,164
Less: Current portion	(1,000)	(26,664)
Debt — net of current portion	$36,750	$36,500

On February 16, 2006 Stanley entered into a new senior credit facility that included a $50.0 million revolving credit facility. As of June 30, 2007, Stanley had $37.5 million of term loan indebtedness and $25.7 million of revolving indebtedness outstanding under its senior credit facility with a weighted average interest rate of 7.45% and 7.29% for the three months ended June 30, 2006 and 2007, respectively. As of June 30, 2007, Stanley’s borrowing availability under its revolving credit facility was $24.3 million. At June 30, 2007, the Company was in compliance with all covenants under its senior credit facility. The obligations under its senior credit facility are unconditionally guaranteed by each of its existing and subsequently acquired or organized subsidiaries and secured subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

6.  ACQUISITION

On April 1, 2007, Stanley acquired Techrizon, LLC (“Techrizon”), a premier provider of software, training, simulation and information security solutions, for $30.3 million, net of cash acquired and financed the acquisition with a combination of existing cash and borrowings under its senior credit facility. Additionally, acquisition related costs of $0.2 million were incurred. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Techrizon have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values. Of the purchase consideration, $25.1 million has been allocated to goodwill, based upon the excess of the purchase price over the $2.7 million estimated fair value of net tangible assets and $2.5 million assigned to other identifiable intangible assets. Included in identifiable intangibles is $1.6 million, $0.8 million and $0.1 million related to customer contracts and relationships, order backlog and non-compete agreements, respectively, which are being amortized over periods of two to five years. The Company is continuing to evaluate the fair value of the assets and liabilities of Techrizon, and will complete the purchase accounting entries related to the acquisition prior to the end of the Company’s fiscal year ending March 31, 2008.

The following unaudited pro forma financial information presents consolidated results of operations data for the three months ended June 30, 2006, as if the acquisition of Techrizon had occurred on April 1, 2006. The pro forma information is provided based on historical data that does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of the future results of operations of the combined entity. The pro forma financial information reflects the provision for federal and state income taxes at the Company’s effective rate of 41% for Techrizon’s historical data. Prior to the acquisition, Techrizon was a limited liability company with all income, losses and tax credits flowing through to the individual members.

Three Months Ended
June 30, 2006
Revenue	$99,820
Net income	$3,211
Basic earnings per share	$0.22
Diluted earnings per share	$0.20

7.  STOCKHOLDERS’ EQUITY

Common Stock

Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share equally in any dividends declared by the board of directors.

Stanley purchased 14,490 shares of treasury stock from one of its shareholders for $0.3 million during the three months ended June 30, 2007. The shares were recorded at cost.

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

Prior to July 2006, under the Executive Deferred Compensation and Equity Incentive Plan (the “Executive Plan”), Stanley was authorized to provide awards for a maximum of 15,000,000 shares of common stock to key employees and non-employee directors. The Executive Plan allowed for cash awards, restricted stock awards, restricted stock trust awards and option awards. Vesting periods of these awards vary. Holders of restricted stock awards have voting rights with respect to the awards. The trustee of the restricted stock trust awards has voting rights with respect to the trust awards. The option awards have an exercise price that ranges from 85% to 110% of the fair market value of the common stock on the date the option was granted.

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the prospective-transition method. Under that transition method, compensation cost recognized in the three months ended June 30, 2007 includes compensation cost for all share-based payments granted on or after April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS No. 123(R) using the accounting principles originally applied to those awards.

The Company has presented all tax benefits resulting from stock based compensation awarded prior to the adoption of SFAS No. 123(R) as operating cash flows in the accompanying condensed consolidated statements of cash flows. The tax benefits associated with share based compensation in effect prior to the adoption of SFAS No. 123(R) were $0.1 million and $0.4 million for the three months ended June 30, 2006 and 2007, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS No. 123(R), the tax benefits in excess of the compensation cost recognized should be classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for under SFAS No. 123(R) were zero and five thousand dollars for the three months ended June 30, 2006 and 2007, respectively, and are displayed within financing activities in the accompanying condensed consolidated statements of cash flows.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on a weighted-average of the historical volatilities of similar public entities. The valuation model includes assumed forfeiture rates of 7.5 to 10.0 percent. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of “plain vanilla” for purposes of applying the simplified method. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of
June 30, 2007
Expected volatility	34.4%
Expected dividends	0.0%
Expected term (in years)	3.3 - 6.5
Risk-free rate	4.6%-5.1%

A summary of option activity as of June 30, 2007, and changes during the three months then ended, are presented below:

Options	Shares	Weighted Average Exercise Price
Outstanding at April 1, 2007	2,014,986	$4.87
Granted	521,525	$15.26
Exercised	(102,800)	$4.25
Forfeited	(81,300)	$7.86
Outstanding at June 30, 2007	2,352,411	$7.10
Exercisable at June 30, 2007	1,282,936	$3.36

An option summary as of June 30, 2007 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at June 30, 2007	2,352,411	$4.87	5.8	$24,747
Exercisable at June 30, 2007	1,282,936	$3.36	5.3	$18,301
Unvested at June 30, 2007, net of expected forfeitures	989,264	$11.59	6.4	$5,962

During the three months ended June 30, 2007, the Company granted 521,525 stock option awards with a vesting period of three years. The options were issued with a weighted-average exercise price of $15.26. The total intrinsic value of options exercised during the three months ended June 30, 2007 was $1.3 million.

During the three months ended June 30, 2006 and 2007, the Company recognized $0.1 million and $0.4 million of share-based employee compensation costs, respectively. As of June 30, 2007, there was $6.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

The following table illustrates, in accordance with the provisions of SFAS No. 123(R), the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to stock-based employee compensation for stock option awards granted prior to April 1, 2006.

	Three Months Ended
	June 30,
	2006	2007
Net income, as reported	$2,484	$5,364
Add: stock-based compensation, included in net income as reported, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense as determined under the fair value method for all awards, net of related tax effects	(32)	(32)
Pro forma net income	$2,452	$5,332
Basic earnings per share:
As reported	$0.17	$0.24
Pro forma	$0.17	$0.24
Diluted earnings per share:
As reported	$0.15	$0.23
Pro forma	$0.15	$0.23

During the three months ended June 30, 2007, there were no modifications to share-based payment arrangements.

During the three months ended June 30, 2007, the Company granted 146,285 restricted stock awards at an estimated fair value of $15.26 per share with a vesting period of three years. The assumed forfeiture rate applicable to the restricted shares granted in the three months ended June 30, 2007 was five percent.

Prior to the adoption of SFAS No. 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately, $0.1 million of compensation expense was recognized during the three months ended June 30, 2007. The remaining deferred compensation will be amortized over the remaining four year vesting period of the awards.

8.  COMMITMENTS AND CONTINGENCIES

Contract Cost Audits— Substantially all payments to Stanley under cost-reimbursable contracts and subcontracts with the U.S. Government are provisional payments, which are subject to potential adjustments upon audit by the Defense Contract Audit Agency. Audits through December 31, 2003 have been completed. In the opinion of management, adjustments resulting from the audits of all subsequent years are not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited and unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended March 31, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to, those listed in Item 1A of Part II of this Form 10-Q under the caption “Risk Factors” and elsewhere is this filing. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of June 30, 2007, we had more than 200 active contractual engagements across 44 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

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

Our revenue growth strategy also includes the pursuit of strategic acquisitions. We have completed the following five acquisitions since 2000: our acquisition of GCI Information Services, Inc. in January 2000, our acquisition of CCI, Incorporated, or CCI, in September 2002, our acquisition of Fuentez Systems Concepts, Inc., or FSC, in December 2003, our acquisition of Morgan Research Corporation, or Morgan, in February 2006, and our acquisition of Techrizon, LLC, or Techrizon, in April 2007.

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of June 30,
	2006	2007
	(in millions)
Backlog:
Funded	$201.7	$241.5
Unfunded	631.3	744.5
Total Backlog	$833.0	$986.0

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

Contract Mix

We work with the federal government under contracts employing one of three types of price structures: cost-plus-fee, time-and-materials and fixed-price. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Because the customer usually specifies the type of contract for a particular contractual engagement, we generally do not influence the choice of contract type. However, where we do have the opportunity to influence the contract type, and where customer requirements are clear, we prefer time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements because time-and-materials and fixed-price contracts, as compared with cost-plus-fee contracts, generally provide greater opportunity for the customer to save money and for us to generate higher margins. Our acquisition of Techrizon in April 2007 has resulted in a shift in our contract mix toward a greater percentage of time-and-materials contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Three Months Ended
	June 30,
	2006	2007
Cost-plus-fee	53%	48%
Time-and-materials	32%	36%
Fixed-price	15%	16%

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

Indirect Costs

Indirect costs constitute a substantial portion of the costs associated with our performance of contracts for customers. We carefully monitor the amount by which our actual indirect costs under our contracts vary from those expected to be incurred, which we refer to as indirect expense variance. Increased indirect rates can adversely affect our ability to achieve attractive contract pricing, our profitability and our competitive position, by resulting in unexpected increased costs to our customers.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended June 30, 2007, we reported DSO of 81 days, an increase from 78 days we reported for the year ended March 31, 2007. The increase in DSO is attributable primarily to significant revenue growth and delays in payment of certain large receivables.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill. Rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Based on the testing performed as of December 31, 2006, we determined that no impairments existed as of December 31, 2006. Customer relationships, noncompete agreements and backlog and contracts are amortized on a straight-line basis over periods ranging from two to seven years.

Results of Operations

Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition. The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Three Months Ended
	June 30,
Consolidated Statement of Income Data	2006	2007
	(unaudited)
Revenues	$92,555	$133,481
Operating costs and expenses:
Cost of revenues	78,303	112,329
Selling, general and administrative	6,521	9,423
Amortization of deferred compensation	249	75
Depreciation and amortization	1,387	1,609
Total operating costs and expenses	86,460	123,436
Operating income	6,095	10,045
Other income (expense):
Other income	260	—
Interest expense — net	(2,145)	(1,062)
Total other expenses	(1,885)	(1,062)
Income before taxes	4,210	8,983
Provision for income taxes	(1,726)	(3,619)
Net income	$2,484	$5,364

	Three Months Ended
	June 30,
As a Percentage of Revenues	2006	2007
	(unaudited)
Revenues	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	84.6	84.2
Selling, general and administrative	7.0	7.0
Amortization of deferred compensation	0.3	0.1
Depreciation and amortization	1.5	1.2
Total operating costs and expenses	93.4	92.5
Operating income	6.6	7.5
Other income (expense):
Other income	0.3	0.0
Interest expense — net	(2.3)	(0.8)
Total other expenses	(2.0)	(0.8)
Income before taxes	4.5	6.7
Provision for income taxes	(1.9)	(2.7)
Net income	2.7%	4.0%

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

Our selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs include wages plus associated fringe benefits, stock-based compensation charges, rent, travel and insurance. Among the functions covered by these expenses are sales, business development, contract administration, purchasing, legal, finance, accounting, human resources, information technology and general management. Most of these costs are allowable costs under the cost accounting standards for contracting with the federal government and are recoverable under cost-plus-fee contracts.

Our depreciation and amortization expenses include the amortization of purchased intangibles in connection with acquisitions and the amortization of leasehold improvements and the depreciation of property and equipment purchased in the ordinary course of our business.

Our amortization of deferred compensation includes stock-based compensation related to pre-FAS123(R) awards amortized over the vesting period of the awards.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2007

Revenues.  Our consolidated revenues increased $40.9 million, or 44.2% from $92.6 million for the three months ended June 30, 2006, to $133.5 million for the three months ended June 30, 2007. The increase was primarily due to $9.6 million of increased revenues attributable to the acquisition of Techrizon, $9.0 million of increased revenues attributable to expanding demand for passport services for the Department of State’s Bureau of Consular Affairs and $7.1 million of increased revenues attributable to Morgan related contracts that include specialized engineering and technology services provided to the U.S. Army Aviation and Missile Command (“AMCOM”) and the U.S. Army Program Executive Office for Simulation, Training and Instrumentation (“PEO STRI”). The balance of the increased revenues of $15.2 million were related to continued growth providing enterprise integration and operational support services for the Department of Defense, and ongoing logistics support for the Army’s equipment reset effort in the United States and abroad.

Cost of Revenues.  Our cost of revenues increased $34.0 million, or 43.3%, from $78.3 million for the three months ended June 30, 2006, to $112.3 million for the three months ended June 30, 2007. This increase was primarily the result of additional costs attributable to revenues generated by Techrizon operations, in addition to the cost of revenues associated with the increased services provided under the contracts referred to above.

Selling, General and Administrative.  Our selling, general and administrative expense increased $2.9 million, or 44.5%, from $6.5 million for the three months ended June 30, 2006, to $9.4 million for the three months ended June 30, 2007. This increase was primarily due to selling, general and administrative expenses attributable to Techrizon operations, higher recruiting costs to expand our highly trained and specialized workforce, and additional costs associated with being a public company, including costs associated with legal, audit, tax and Sarbanes-Oxley compliance services.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.2 million, or 16.0%, from $1.4 million for the three months ended June 30, 2006, to $1.6 million for the three months ended June 30, 2007. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the Techrizon acquisition as well as additional depreciation expense associated with capital expenditures during fiscal 2007.

Interest Expense, Net.  Our net interest expense decreased $1.0 million from $2.1 million for the three months ended June 30, 2006, to $1.1 million for the three months ended June 30, 2007. The decrease in net interest expense was due to the repayment of term loan borrowings with the proceeds from our initial public offering completed in October 2006.

Net Income.  Our net income increased $2.9 million from $2.5 million for the three months ended June 30, 2006, to $5.4 million for the three months ended June 30, 2007. The primary reasons for the increase in net income are higher operating margins, lower interest expense, and profits from Techrizon.

Inflation

We do not believe that inflation has had a material effect on our business for the three years ended June 30, 2007.

Liquidity and Capital Resources

Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to service our debt, to make capital expenditures and to make selective strategic acquisitions. Based upon our current operations, we expect that our cash flow from operations, together with amounts we are able to borrow under our senior credit facility, will be adequate to meet our anticipated needs for the foreseeable future. In addition, we expect that our cash flow from operations will be adequate to meet all contractual obligations under the senior credit facility and our operating leases. Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity.

Cash Flows

Accounts receivable represents our largest working capital requirement. We bill most of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and our ability to manage our vendor payments.

	Three months ended June 30,
	2006	2007
	(in millions) (unaudited)
Net cash provided by (used in) operating activities	$6.7	$(6.4)
Net cash used in investing activities	$(0.4)	$(31.9)
Net cash (used in) provided by financing activities	$(6.2)	$25.5

Net cash used in operating activities of $6.4 million for the three months ended  June 30, 2007, primarily reflected our net income plus depreciation and amortization expenses for that period, a $7.1 million increase in accounts receivable, a $6.2 million decrease in accounts payable, partially offset by a $1.5 million decrease in accrued expenses. For the three months ended  June 30, 2006, net cash provided by operating activities of $6.7 million consisted primarily of net income and a $5.0 million decrease in accounts receivable and a $1.8 million increase in accrued expenses, offset by a $3.1 million decrease in accounts payable.

Net cash used in investing activities of $31.9 million for the three months ended June 30, 2007, consisted primarily of $30.5 million to complete the acquisition of Techrizon. Net cash used in investing activities of $0.4 million in the three months ended June 30, 2006, consisted of the purchase of equipment in the ordinary course of business.

Net cash provided by financing activities of $25.5 million for the three months ended June 30, 2007, consisted primarily of $25.7 million of borrowings under the revolving portion of our senior credit facility to finance the acquisition of Techrizon. Net cash used in financing activities of $6.2 million for the three months ended June 30, 2006, consisted primarily of $6.6 million of net repayments of our line of credit.

Credit Facility and Borrowing Capacity

On February 16, 2006, in order to finance our acquisition of Morgan and to refinance our then-outstanding indebtedness, we entered into a new senior credit facility that includes a $50.0 million revolving credit facility. As of June 30, 2007, we had $37.5 million of term loan indebtedness outstanding under our senior credit facility. As of June 30, 2007, our borrowing availability under the revolving portion of our senior credit facility was $24.3 million. The obligations under our senior credit facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Under the terms of the senior credit facility, we are entitled to request an increase in the size of the credit facility by an amount not greater than $75 million in the aggregate. If any lender elects not to increase its commitment under the senior credit facility, we may designate another bank or other financial institution to become a party to the credit facility.

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

•                  a maximum leverage ratio based upon the ratio of (i) consolidated total debt to (ii) consolidated EBITDA (as defined in the credit agreement), which required us to maintain a ratio of 4.25 to 1.00 for each fiscal quarter ending on or prior to December 31, 2006, to maintain a ratio of 3.50 to 1.00 for each fiscal quarter ending after December 31, 2006 and on or prior to December 31, 2007, and a ratio of 3.00 to 1.00 for each fiscal quarter ending after  December 31, 2007; and

•                  a minimum consolidated net worth equal to the sum of (i) 85% of our consolidated net worth as of December 31, 2005, (ii) 50% of consolidated net income (as defined in the credit agreement) on a cumulative basis for all preceding fiscal quarters, commencing with the fiscal quarter ended March 31, 2006, and (iii) 100% of the amount by which our total stockholders’ equity is increased as result of any public or private offering of our common stock after the closing date of our credit agreement.

As of June 30, 2007, we were in compliance with all covenants under our senior credit facility.

Capital Expenditures

We have relatively low capital expenditure requirements. Our capital expenditures were $0.6 million and $1.4 million for the three months ended June 30, 2006 and 2007, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment due to investments made in connection with our relocation to a new headquarters facility in fiscal 2006.

Off-Balance Sheet Arrangements

We did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 30, 2007.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties as income tax expense or operating expenses. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on April 1, 2007. The cumulative effects of applying this interpretation have been recorded as a decrease of $0.3 million to retained earnings, an increase of $0.5 million to net deferred tax assets, and a decrease to income taxes payable of $0.1 million and an increase in liabilities of $0.5 million for unrecognized tax benefits and $0.4 million for interest and penalties.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 157 will have on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for the Company in fiscal 2009, and may be applied prospectively. Early adoption is permitted provided the Company also elects to apply the provisions of SFAS 157. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 159 will have on its financial position and results of operations.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to June 30, 2007. None of these new standards had or is expected to have a significant impact on our financial position, results of operation or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of June 30, 2007, all of the outstanding debt under our senior credit facility was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering $19.0 million of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our senior credit facility that is not covered by this agreement. A hypothetical change in the interest rate of 100 basis points would have changed quarterly cash interest expense by $0.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2007, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

Any of the risks described below could materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

We depend on contracts with federal government agencies for substantially all of our revenues. If our relationships with these agencies were harmed, our revenues and operating results could decline.

Revenues from federal government contracts, either as a prime contractor or as a subcontractor, accounted for 99.9% of our revenues for the three months ended June 30, 2007. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense or Department of State in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agency customers are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could decline as a result.

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

In particular, revenues earned from contracts with the Department of Defense, including from subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 68% of our revenues for the three months ended June 30, 2007. In the past, the U.S. defense budget has declined from time to time, resulting in a slowing of new program starts, program delays and program cancellations. These reductions may cause defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. Current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq and may not be sustainable, including as a result of changes in government leadership, policies or priorities. Future levels of expenditures and authorizations for defense-related programs may decrease or shift to programs in areas where we do not provide services. Any such decline or shift in defense-related expenditures could harm our revenues and operating results.

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

We earn a significant portion of our revenues from the provision of passport processing and support services to the Department of State. Revenues from these services were approximately 17% of our revenues for the three months ended June 30, 2007. The fixed initial term of our contract with the Department of State for the provision of passport processing and support services has expired, and we are currently performing these services pursuant to the Department of State’s exercise of a one-year renewal option that expires in September 2007. We currently expect the Department of State to subject this contract to recompetition before awarding a new contract and while we will participate in the recompetition there can be no guarantee of acceptance of our proposal. Our revenues may decline materially if we are unable to obtain a renewal of this contract or any of our other significant contracts. This contract is related but separate from the recently awarded ten year contract worth $164 million with the State Department to conduct passport book personalization services in up to two contractor-supplied and operated turnkey facilities.

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

We may never realize some of the revenues that are included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. As of June 30, 2007, our total backlog was approximately $986.0 million, of which approximately $241.5 million was funded. In addition, there can be no assurance that our backlog will result in actual revenues in any particular period. This is because the actual receipt, timing and amount of revenues under contracts included in backlog are subject to various contingencies, many of which are beyond our control. For example, the actual receipt of revenues from contracts included in backlog may never occur or may be delayed because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified or terminated early, including as a result of a lack of appropriated funds. In addition, the fact that our backlog may translate into revenue does not guarantee that the contracts will be profitable.

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

We believe that our success depends on the continued contributions of the members of our senior management team. Our senior management team has extensive industry experience, and the relationships and reputation that members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. The loss of the services of one or more of our senior executives could impair our ability to identify and secure new contracts, to maintain good customer relations and to otherwise manage our business, any of which could harm our business and operating results. Currently, the Chief Financial Officer is the only member of our senior management that has entered into an Change in Control and Severance Agreement.

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

We provide services to the federal government under contracts with three basic types of price structure: cost-plus-fee, time-and-materials and fixed-price. For the three months ended  June 30, 2006, we derived approximately 53%, 32% and 15% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively. For the three months ended  June 30, 2007, we derived approximately 48%, 36% and 16% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively. Each of these types of contracts, to varying degrees, involves the risk that we underestimate our cost of fulfilling the contract, and we occasionally have suffered in the past, and may suffer in the future, reduced profits or financial losses on our contracts, thereby causing our operating results to decline as a result. This risk is greater for fixed-price contracts, where we bear the full impact of cost overruns, and an increase of fixed-price contracts in our contract mix would increase our exposure to this risk.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we receive the benefit of cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts accounted for approximately 53% and 15%, respectively, of our revenues for the three months ended June 30, 2006, and approximately 48% and 16%, respectively, of our revenues for the three months ended June 30, 2007. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.

We provide various professional services and sometimes procure equipment and materials on behalf of our federal government customers under various contractual arrangements. From time to time, in order to ensure that we satisfy our customers’ delivery requirements and schedules, we may elect to initiate work in advance of receiving final authorization from the government customer or a prime contractor. If our government or prime contractor customers’ requirements should change or if the government or the prime contractor should direct the anticipated procurement to a contractor other than us, our pre-contract costs might not be recoverable. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

We estimate that revenues derived from contracts in which we acted as a subcontractor to other companies represented approximately 26% of our revenues for the three months ended June 30, 2007. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a prime contractor, we often rely on other companies to perform some of the work under a contract. We expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenues in the foreseeable future. Our business, prospects, financial condition and operating results could be harmed if other contractors eliminate or reduce their subcontract relationships with us, whether because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces other prime contractors’ programs or does not award them new contracts.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. We estimate that revenues derived from work performed by our subcontractors represented approximately 29% of our revenues for the three months ended June 30, 2007. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers’ expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to liability for the agency’s costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

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

Our incurred cost submissions have been audited by the DCAA through March 31, 2005 for Stanley, through December 31, 2004 for Morgan, through March 31, 2004 for FSC, CCI, and GCI, and through December 31, 2003 for Techrizon. Costs for which Stanley was reimbursed after March 31, 2005, costs for which Morgan was reimbursed after December 31, 2004, costs for which FSC, CCI and GCI were reimbursed after March 31, 2004, and costs for which Techrizon was reimbursed after December 31, 2003, may be subsequently disallowed upon the completion of future audits. In addition, non-audit reviews by the U.S. government may still be conducted on all of our current government contracts.

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

We have completed five acquisitions since 2000, including the acquisition of Techrizon in April 2007, and expect to consider further acquisitions and investments in the future. If we make an acquisition or investment, we may:

•                  issue stock that would dilute current stock ownership;

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

•                  experience risks associated with entering markets in which we have no or limited prior experience; or

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

•                  prohibit future procurement awards with a particular agency due to a finding of OCI based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor’s judgment;

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

Our executive officers and directors as a group beneficially own approximately 29% of our outstanding common stock. For so long as our executive officers and directors continue to own a significant portion of our outstanding common stock, they will have significant influence over matters submitted to our stockholders for approval and exercise significant control over our business policies and affairs, including the election of directors, amendments to our certificate of incorporation and determinations with respect to mergers and other business combinations, including those that may result in a change of control.  In addition, the ESOP beneficially owns approximately 24% of our outstanding common stock. Substantially all of the participants in the ESOP are our employees. If these participants act together, they will also be able to exert influence over matters submitted to our stockholders for approval, and if they act together with our executive officers and directors, they will be able to determine the outcome of matters submitted for stockholder approval. The interests of our executive officers and directors and the ESOP participants may conflict with your interests as a stockholder.

Provisions of our charter documents may inhibit potential acquisition bids that  stockholders may consider favorable, and the market price of our common stock may be lower as a result.

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

Prior to our initial public offering in October 2006, substantially all of our common stock was held by our employees, including through our ESOP. If our existing stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In connection with our initial public offering, our executive officers, directors, the selling stockholders (other than the ESOP), and certain other stockholders entered into lock-up agreements. In accordance with these lock-up agreements, 5,069,628 shares of common stock will be available for sale in the public market 360 days after October 17, 2006. These lock-up agreements are subject to a number of exceptions and Citigroup Global

Markets Inc., on behalf of the underwriters in the initial public offering, may release these stockholders from their lock-up agreements with the underwriters at any time and without notice, which would allow for earlier sale of shares in the public market. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them. In addition, our ESOP holds 6,237,454 shares of our common stock, a majority of which is allocated to employee accounts. Under certain circumstances, such as the termination of an employee’s employment with us, the ESOP may distribute shares to ESOP participants (or sell shares in the market), depending on the elections of ESOP participants. In addition, pursuant to diversification rights that were available to ESOP participants during the 90-day period beginning March 31, 2007, 746,359 shares held by the ESOP will be sold in the public market during the quarter ended September 30, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan Chairman, President and Chief Executive Officer August 9, 2007

/s/ BRIAN J. CLARK
Brian J. Clark Chief Financial Officer and Treasurer (Principal Financial Officer) August 9, 2007

EXHIBIT INDEX

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

10.1

Membership Interest Purchase Agreement, dated April 1, 2007, by and among Oklahoma Acquisitions Corp., the Members of Techrizon, LLC and Sellers’ Representative, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33083), filed April 2, 2007.

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