Form 10-Q
period 2007-09-30
Stanley, Inc.
filed 2007-11-07
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33083

STANLEY, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3658790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3101 Wilson Boulevard, Suite 700 Arlington, VA	22201
(Address of principal executive offices)	(Zip Code)

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

As of November 2, 2007, there were 22,277,017 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC. AND SUBSIDIARIES

 FORM 10-Q

 FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES
 Condensed Consolidated Statements of Income
 (unaudited)
 (in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Revenues	$98,191	$150,239	$190,746	$283,720

Operating costs and expenses:
Cost of revenues	83,116	127,556	161,419	239,879
Selling, general and administrative	6,559	9,322	13,080	18,750
Amortization of deferred compensation	355	67	604	142
Depreciation and amortization	1,306	1,702	2,694	3,312
Total operating costs and expenses	91,336	138,647	177,797	262,083
Operating income	6,855	11,592	12,949	21,637

Other (expense) income:
Other (expense) income	(804)	6	(544)	6
Interest expense - net	(2,034)	(1,138)	(4,179)	(2,200)
Total other expenses	(2,838)	(1,132)	(4,723)	(2,194)
Income before taxes	4,017	10,460	8,226	19,443

Provision for income taxes	(1,595)	(4,125)	(3,320)	(7,744)
Net income	$2,422	$6,335	$4,906	$11,699

Earnings per share:
Basic	$0.16	$0.29	$0.34	$0.53
Diluted	$0.15	$0.27	$0.30	$0.50

Weighted average shares:
Basic	14,684	22,034	14,551	21,966
Diluted	16,533	23,591	16,435	23,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

 Condensed Consolidated Balance Sheets

 (in thousands, except share data)

 (unaudited)

	March 31, 2007	September 30, 2007
Assets

Current Assets:
Cash	$12,736	$—
Accounts receivable - net	110,029	131,065
Prepaid and other current assets	1,631	5,029
Total current assets	124,396	136,094

Property and equipment - net	11,736	12,196
Goodwill	88,249	113,610
Intangible assets - net	9,417	9,980
Deferred taxes	2,010	2,044
Other assets	2,167	1,843
Total assets	$237,975	$275,767

Liabilities and Stockholders’ Equity

Current liabilities
Line of credit	$—	$18,494
Accounts payable	24,476	20,978
Accrued expenses and other liabilities	34,438	44,495
Current portion of long-term debt	1,000	1,000
Deferred taxes	2,646	1,804
Income taxes payable	917	—
Total current liabilities	63,477	86,771

Long-term debt — net of current portion	36,750	36,250
Other long-term liabilities	3,596	3,785
Total liabilities	103,823	126,806

Commitments and contingencies:
Stockholders’ equity
Common stock, $0.01 par value — 200,000,000 shares authorized; 21,887,564 and 22,252,801 issued, respectively	219	223
Additional paid-in capital	76,785	80,094
Retained earnings	58,345	69,739
Accumulated other comprehensive income	(161)	(201)
Deferred compensation	(1,036)	(894)
Total stockholders’ equity	134,152	148,961
Total liabilities and stockholders’ equity	$237,975	$275,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Cash Flows

 (unaudited)

 (in thousands)

	Six months ended
	September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,906	$11,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,694	3,312
Amortization of deferred compensation	604	142
Loss on disposal of property and equipment	92	18
Deferred taxes	—	(361)
Income tax benefit from stock compensation	88	1,519
Stock compensation expense	208	923
Changes in assets and liabilities - net of acquisition effects:
Decrease (increase) in accounts receivable	2,602	(16,232)
Increase in prepaid income tax	(1,317)	(2,311)
Increase in prepaid expenses and other current assets	(809)	(849)
Decrease in other assets	589	324
Decrease in accounts payable	(169)	(3,620)
Increase in accrued expenses	1,990	6,600
Increase in other liabilities	426	387
Decrease in income taxes payable	(711)	(817)
Net cash provided by operating activities	11,193	734

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Morgan — net of cash acquired	134	—
Purchase of Techrizon — net of cash acquired	—	(30,558)
Acquisition of property and equipment	(1,389)	(1,709)
Net cash used in investing activities	(1,255)	(32,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under line-of-credit agreements	(9,736)	18,494
Repayments on long-term debt	(500)	(500)
Payments under capital lease obligations	(11)	(69)
Purchase of treasury stock	(259)	(260)
Proceeds from exercise of stock options	414	1,147
Proceeds from sale of treasury stock	197	—
Other	—	(15)
Net cash (used in) provided by financing activities	(9,895)	18,797

NET INCREASE (DECREASE) IN CASH	43	(12,736)
CASH — Beginning of period	—	12,736
CASH — End of period	$43	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$5,224	$9,375
Interest	$4,237	$2,041

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Assets purchased under a capital lease agreement	$22	$124

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

Basis of Presentation—The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of September 30, 2007, and its results of operations and its cash flows for the three and six months ended September 30, 2006 and 2007. The results of operations for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10—K for the year ended March 31, 2007.

Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of Stanley’s wholly—owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments—The fair value of accounts receivable, accounts payable, accrued expenses, note payable, and the swap contract approximates their respective carrying amounts.

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

Contract revenue recognition inherently involves the use of estimates. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of the Company’s standard management process, facts develop that require the Company to revise its estimated total costs and revenues. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45, Accounting for Long-Term Construction-Type Contracts (“ARB 45”) and American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

For cost-plus-award fee type contracts, the Company recognizes the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as prior award experience and communications with the customer regarding performance, including any interim performance evaluations rendered by the customer. For cost-plus-incentive fee type contracts, the method of calculating the incentive fee is specified in the contract and it is typically based on measuring actual costs to perform the contract against a target cost to perform the contract. The Company prepares periodic estimates to complete the contract and adjusts the incentive fee as required based on the contract incentive fee formula.

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized without profit and only when it can be reliably estimated and realization is probable. The Company bases its estimates on notices to proceed from its customers, previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. Pre-contract costs related to unsuccessful contract bids are expensed in the period in which the Company is notified that the contract will not be issued.

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

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues. For the three months ended September 30, 2006 and 2007, we derived approximately 66% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 34% and 32% of our revenues, respectively, from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, and with the Department of the Navy for production engineering and integration services under various SPAWAR programs, accounted for approximately 18% and 15% of our revenues for the three months ended September 30, 2007, respectively.

For the six months ended September 30, 2006 and 2007, we derived approximately 66% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 34% and 32% of our revenues, respectively, from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, and with the  Department of the Navy for production engineering and integration services under various SPAWAR programs, accounted for approximately 17% and 14% of our revenues for the six months ended September 30, 2007, respectively.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives, ranging from three to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $0.5 million and $0.7 million for the three months ended September 30, 2006 and 2007, respectively. Depreciation expense related to property and equipment was $1.1 million and $1.4 million for the six months ended September 30, 2006 and 2007, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two—step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected December 31 as its testing date. Based on the testing performed as of December 31, 2006, the Company determined that no impairments existed as of December 31, 2006. Customer relationships and other intangibles are amortized on a straight-line basis over periods ranging from two to seven years.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments existed as of September 30, 2007.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
	(in thousands)
Basic weighted average common shares outstanding	14,684	22,034	14,551	21,966
Effect of potential exercise of stock options	1,849	1,557	1,884	1,512
Diluted weighted average common shares outstanding	16,533	23,591	16,435	23,478

All options to purchase common stock are included in the computation of diluted earnings per share because the average fair value per common share was greater than the options’ exercise prices.

Derivative Instruments and Hedging Activities— In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying condensed consolidated balance sheet at September 30, 2007. For qualifying cash flow hedges, SFAS No. 133, as amended, holds that the effective portion of derivative gains and losses be recorded as a component of other comprehensive income and be reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings.

As required by its senior credit facility dated February 16, 2006, Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at September 30, 2007 of $0.3 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive income” in the accompanying condensed consolidated balance sheets. None of the $0.3 million unrealized loss was recognized in earnings during the six months ended September 30, 2007 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive income will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the senior credit facility. As of September 30, 2007, the estimated net amount of existing losses expected to be reclassified into earnings within the next 12 months is zero.

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

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, software development costs and loss contingencies, such as litigation, claims and assessments.

Recently Adopted Accounting Pronouncements— In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting for interim periods, and disclosures. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination by a taxing authority. The amount recognized is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties as income tax expense or operating expenses. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on April 1, 2007. The cumulative effects of applying this interpretation have been recorded as a decrease of $0.3 million to retained earnings, an increase of $0.5 million to net deferred tax assets, a decrease to income taxes payable of $0.1 million and an increase in liabilities of $0.5 million for unrecognized tax benefits and $0.4 million for interest and penalties. Since April 1, 2007, there has been an increase of $0.3 million in the liability for gross unrecognized tax benefits. As of April 1 and September 30, 2007, the Company has $0.5 and $0.8 million, respectively, in unrecognized tax benefits, the recognition of which would not have a material impact on the effective tax rate. Included in the balance of unrecognized tax positions at April 1 and September 30, 2007 is $0.5 million and $0.8 million, respectively, related to tax positions for which it is reasonably possible that the total amounts could change significantly in the next twelve months. The amount represents unrecognized tax benefits from foreign jurisdictions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as interest expense and operating expenses, respectively, in the accompanying condensed consolidated statements of income, which is consistent with the recognition of these items in prior years. As of April 1 and September 30, 2007, the Company accrued liabilities of $0.4 million for interest and penalties, respectively.

The Congressional Joint Committee on Taxation is currently reviewing a pre-acquisition period of one of our subsidiaries. We do not expect any adjustments to result from this review. The Company is open to audit under the statute of limitations for tax years 2003 through 2007 for federal and state jurisdictions and tax years 1998 through 2007 for foreign jurisdictions.

As of September 30, 2007, there have been no material changes to the liability for uncertain tax positions.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115  (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for the Company in fiscal 2009, and it may be applied prospectively. Early adoption is permitted provided the Company also elects to apply the provisions of SFAS 157. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 159 will have on its financial position and results of operations.

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

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	March 31, 2007	September 30, 2007
Billed receivables	$73,676	$97,521
Unbilled receivables	36,962	33,936
Less: Allowance for doubtful accounts	(609)	(392)
Total	$110,029	$131,065

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable are expected to be billed and collected within one year except for $0.5 million at September 30, 2007.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	March 31, 2007	September 30, 2007
Computers and peripherals	$4,008	$4,485
Software	1,882	2,117
Furniture and equipment	3,630	3,897
Leasehold improvements	6,417	7,315
	15,937	17,814

Less: Accumulated depreciation and amortization	(4,201)	(5,618)
Property and equipment — net	$11,736	$12,196

Property and equipment included above that are under capital lease obligations include:
Software	$569	$637
Furniture and equipment	80	136
Less: Accumulated depreciation	(158)	(239)
Total	$491	$534

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	As of	As of
	March 31, 2007	September 30, 2007
Accrued payroll costs	$9,778	$11,611
Accrued contract costs	19,131	24,958
Accrued indirect costs	2,807	3,690
Other payables	2,722	4,236
Total accrued expenses	$34,438	$44,495

5.  DEBT

	As of	As of
	March 31, 2007	September 30, 2007
Borrowings under the term loan and revolving line of credit:
Revolving line of credit	$—	$18,494
Term loan	37,750	37,250
Total debt	37,750	55,744
Less: Current portion	(1,000)	(19,494)
Debt — net of current portion	$36,750	$36,250

As of September 30, 2007, Stanley had $37.3 million of term loan indebtedness and $18.5 million of revolving indebtedness outstanding under its senior credit facility with a weighted average interest rate of 7.61% and 7.37% for the six months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, Stanley’s borrowing availability under its $50.0 million revolving credit facility was $31.4 million (including outstanding letters of credit). At September 30, 2007, the Company was in compliance with all covenants under its senior credit facility. The obligations under its senior credit facility are unconditionally guaranteed by each of its existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

6.  ACQUISITION

On April 1, 2007, Stanley acquired Techrizon, LLC (“Techrizon”), a premier provider of software, training, simulation and information security solutions, for $30.3 million, net of cash acquired, and financed the acquisition with a combination of existing cash and borrowings under its senior credit facility. Additionally, acquisition related costs of $0.3 million were incurred. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Techrizon have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $25.1 million has been allocated to goodwill, based upon the excess of the purchase price over the $2.7 million estimated fair value of net tangible assets and $2.5 million has been assigned to other identifiable intangible assets. Included in identifiable intangibles is $1.6 million, $0.8 million and $0.1 million related to customer contracts and relationships, order backlog and non-compete agreements, respectively, which are being amortized over periods of two to five years. The Company is continuing to evaluate the fair value of the assets and liabilities of Techrizon, and will complete the purchase accounting entries related to the acquisition prior to the end of the Company’s fiscal year ending March 31, 2008.

The following unaudited pro forma financial information presents consolidated results of operations data for the three months and six months ended September 30, 2006, as if the acquisition of Techrizon had occurred on April 1, 2006. The pro forma information is provided based on historical data that does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of the future results of operations of the combined entity. The pro forma financial information reflects the provision for federal and state income taxes at the Company’s effective rate of 40% for Techrizon’s historical data. Prior to the acquisition, Techrizon was a limited liability company with all income, losses and tax credits flowing through to the individual members.

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Revenue	$105,819	$205,639
Net income	$3,198	$6,408
Basic earnings per share	$0.22	$0.44
Diluted earnings per share	$0.19	$0.39

7.  STOCKHOLDERS’ EQUITY

Common Stock

Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share equally in any dividends declared by the board of directors.

Stanley purchased 14,490 shares of treasury stock from one of its stockholders for $0.3 million during the six months ended September 30, 2007. The shares were recorded at market price using the cost method.

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

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the prospective-transition method. Under that transition method, compensation cost recognized in the six months ended September 30, 2007 includes compensation cost for all share-based payments granted on or after April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS
No.123(R) using the accounting principles originally applied to those awards.

The Company has presented all tax benefits resulting from stock based compensation awarded prior to the adoption of SFAS No. 123(R) as operating cash flows in the accompanying condensed consolidated statements of cash flows. The tax benefits associated with share based compensation in effect prior to the adoption of SFAS No. 123(R) were $0.1 million and $1.5 million for the six months ended September 30, 2006 and 2007, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS No. 123(R), the tax benefits in excess of the compensation cost recognized should be classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for under SFAS No. 123(R) were zero and five thousand dollars for the six months ended September 30, 2006 and 2007, respectively, and are displayed within financing activities in the accompanying condensed consolidated statements of cash flows.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on a weighted-average of the historical volatilities of similar public entities. The valuation model includes assumed forfeiture rates of 7.5 to 12.6 percent. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of “plain vanilla” for purposes of applying the simplified method. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of
September 30, 2007
Expected volatility	34.5%
Expected dividends	0.0%
Expected term (in years)	3.3 - 6.5
Risk-free rate	4.3-5.1%

A summary of option activity as of September 30, 2007, and changes during the six months then ended, are presented below:

Options	Shares	Weighted Average Exercise Price
Outstanding at April 1, 2007	2,014,986	$4.87
Granted	531,525	$15.35
Exercised	(226,550)	$5.06
Forfeited	(136,670)	$8.94
Outstanding at September 30, 2007	2,183,291	$7.15
Exercisable at September 30, 2007	1,154,086	$3.08

An option summary as of September 30, 2007 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at September 30, 2007	2,183,291	$7.15	5.4	$44,540
Exercisable at September 30, 2007	1,154,086	$3.08	4.7	$28,241
Unvested at September 30, 2007, net of expected forfeitures	952,015	$11.71	6.1	$15,076

During the six months ended September 30, 2007, the Company granted 531,525 option awards with a vesting period of three years. The options were issued with a weighted-average exercise price of $15.35. The total intrinsic value of options exercised during the six months ended September 30, 2007 was $3.1 million.

During the six months ended September 30, 2006 and 2007, the Company recognized $0.2 million and $0.9 million of share-based employee compensation costs, respectively. As of September 30, 2007, there was $5.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

During the six months ended September 30, 2007, there were no modifications to share-based payment arrangements.

During the six months ended September 30, 2007, the Company granted 159,882 restricted stock awards at an estimated weighted average fair value of $15.65 per share with a vesting period of three years and 6,725 restricted stock awards at an estimated weighted average fair value of $15.26 were forfeited. The assumed forfeiture rates applicable to the restricted shares granted in the six months ended September 30, 2007 was zero to five percent.

Prior to the adoption of SFAS No. 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately, $0.1 million of compensation expense was recognized during the six months ended September 30, 2007. The remaining deferred compensation will be amortized over the remaining four year vesting period of the awards.

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

9.  SUBSEQUENT EVENTS

Credit Facility and Borrowing Capacity — On October 10, 2007, Stanley entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The agreement amends and restates the previous credit agreement entered into in February 2006. The amended credit agreement increased the amount of the lenders’ aggregate commitment under the facility from $87.0 million to $187.0 million, which includes a $150.0 million revolving credit facility and a $37.0 million term loan. The term loan commitment matures on January 31, 2012 and the revolving commitment matures on October 31, 2012. The agreement also increased the letter of credit commitment from $5.0 million to $10.0 million, increased the swing line facility from $5.0 million to $20.0 million and eliminated the requirement to hedge a portion of our outstanding indebtedness under our senior credit facility. In connection with the agreement, Stanley paid fees of approximately $0.5 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited and unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended March 31, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to, those listed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2007, filed by us with the Securities and Exchange Commission on June 1, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed by us with the Securities Exchange Commission on August 9, 2007. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of September 30, 2007, we had more than 200 active contractual engagements across 44 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

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

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of September 30,
	2006	2007
	(in millions)
Backlog:
Funded	$241.0	$309.5
Unfunded	708.4	1,050.4
Total Backlog	$949.4	$1,359.9

Each year, a significant portion of our revenues is derived from our backlog, and a substantial portion of our backlog represents work related to the continuation of services and solutions under contracts or projects where we are the incumbent provider.

We define backlog as the amount of revenues we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise by the customer of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We do not include contract ceiling values, which represent the maximum amount of contract awards that could be awarded to all contractors under government-wide acquisition contracts (“GWACs”) or agency-specific indefinite delivery/indefinite quantity (“ID/IQ”) contracts, in our backlog calculation. We also do not include in backlog (i) the expected amount of revenues that would be realized if, and when, we were successful in the re-compete of signed contracts in existence as of the measurement date or (ii) the expected amount of revenues that would be realized from future unidentified growth on signed contracts and task orders in existence as of the measurement date.

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

Contract Mix

We work with the federal government under contracts employing one of three types of price structures: cost-plus-fee, time-and-materials and fixed-price. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Because the customer usually specifies the type of contract for a particular contractual engagement, we generally do not influence the choice of contract type. However, where we do have the opportunity to influence the contract type, and where customer requirements are clear, we prefer time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements because time-and-materials and fixed-price contracts, as compared with cost-plus-fee contracts, generally provide greater opportunity for the customer to manage risk and for us to generate higher margins. Our acquisition of Techrizon in April 2007 has resulted in a shift in our contract mix toward a greater percentage of time-and-materials contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2007	2006	2007
Cost-plus-fee	54%	49%	53%	49%
Time-and-materials	32%	35%	32%	35%
Fixed-price	14%	16%	15%	16%

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

Indirect Costs

Indirect costs constitute a substantial portion of the costs associated with our performance of contracts for customers. We carefully monitor the amount by which our actual indirect costs under our contracts vary from those expected to be incurred, which we refer to as indirect expense variance. Increased indirect rates can adversely affect our ability to achieve attractive contract pricing, our profitability, and our competitive position, by resulting in unexpected increased costs to our customers.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended September 30, 2007, we reported DSO of 77 days, a decrease from 81 days we reported for the three months ended June 30, 2007.

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

Payments to us for performance on certain of our federal government contracts are subject to audit by the DCAA and are also subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability. To the extent that actual adjustments due to rate negotiations, audit adjustments or government funding availability differ from our estimates, our revenue may be impacted. Because substantially all of our receivables come from contracts funded by the federal government, the likelihood of a material loss on an uncollectible account from this activity is low.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts, and actual results may differ from the estimates. Our significant accounting policies are described in Note 1 to our unaudited condensed consolidated financial statements included in this report. We consider the following accounting policies to be critical to the understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, and are the most important to our financial condition and operating results.

Revenue Recognition

We recognize revenue under our contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collectibility is considered probable and can be reasonably estimated. We use a standard management process to determine whether all required criteria for revenue recognition have been met, which includes regular reviews of our contract performance. This review covers, among other matters, progress against a schedule, outstanding action items, effort and staffing, quality, risks and issues, subcontract management, costs incurred, commitments and customer satisfaction. During this review, we determine whether the overall progress on a contract is consistent with the effort expended.

Contract revenue recognition inherently involves the use of estimates. Examples of estimates include the contemplated level of effort to accomplish the tasks under the contract, the cost of the effort and an ongoing assessment of our progress toward completing the contract. From time to time, as part of our standard management process, facts develop that require us to revise our estimated total costs and revenues. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with ARB 45 and SOP 81-1.

For cost-plus-award fee type contracts, we recognize the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as prior award experience and communication with the customer regarding performance, including any interim performance evaluations rendered by the customer. For cost-plus-incentive fee type contracts, the method of calculating the incentive fee is specified in the contract and it is typically based on measuring actual costs to perform the contract against a target cost to perform the contract. We prepare periodic estimates to complete the contract and adjust the incentive fee as required based on the contract incentive fee formula.

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

Contract Cost Accounting

As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, travel, subcontractor and consultant services, third party materials we purchase under a contract and other non-labor costs incurred in support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with federal government rules and regulations. These costs typically include certain of our selling, general and administrative expenses, fringe benefit expenses, overhead expenses and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, certain employee morale activities, certain types of legal and consulting costs, interest expense and the amortization of identified intangible assets, among others.

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

Results of Operations

Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition. The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated Statements of Income Data	2006	2007	2006	2007
Revenues	$98,191	$150,239	$190,746	$283,720
Operating costs and expenses:
Cost of revenues	83,116	127,556	161,419	239,879
Selling, general and administrative	6,559	9,322	13,080	18,750
Amortization of deferred compensation	355	67	604	142
Depreciation and amortization	1,306	1,702	2,694	3,312
Total operating costs and expenses	91,336	138,647	177,797	262,083
Operating income	6,855	11,592	12,949	21,637
Other (expense) income:
Other (expense) income	(804)	6	(544)	6
Interest expense—net	(2,034)	(1,138)	(4,179)	(2,200)
Total other expenses	(2,838)	(1,132)	(4,723)	(2,194)
Income before taxes	4,017	10,460	8,226	19,443
Provision for income taxes	(1,595)	(4,125)	(3,320)	(7,744)
Net income	$2,422	$6,335	$4,906	$11,699

	Three Months Ended September 30,		Six Months Ended September 30,
As a Percentage of Revenues	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	84.6	84.9	84.6	84.5
Selling, general and administrative	6.7	6.3	6.9	6.6
Amortization of deferred compensation	0.4	—	0.3	0.1
Depreciation and amortization	1.3	1.1	1.4	1.2
Total operating costs and expenses	93.0	92.3	93.2	92.4
Operating income	7.0	7.7	6.8	7.6
Other (expense) income:
Other (expense) income	(0.8)	—	(0.3)	—
Interest expense—net	(2.1)	(0.8)	(2.2)	(0.8)
Total other expenses	(2.9)	(0.8)	(2.5)	(0.8)
Income before taxes	4.1	6.9	4.3	6.8
Provision for income taxes	(1.6)	(2.7)	(1.7)	(2.7)
Net income	2.5%	4.2%	2.6%	4.1%

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

Our most significant expense is cost of revenues, which includes the costs of direct labor, subcontractors, materials, equipment, non-reimbursable travel and an allocation of indirect costs (other than selling, general and administrative expenses and depreciation). Indirect costs consist primarily of fringe benefits, human resources, recruiting, training, other overhead and certain other non-direct costs that are necessary to support direct labor. The number and types of personnel, their salaries and other costs, can have a significant impact on our cost of revenues.

Our selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs include wages plus associated fringe benefits, stock-based compensation charges, rent, travel and insurance. Among the functions covered by these expenses are sales, business development, contract administration, legal, finance, accounting, human resources, information technology and general management. Most of these costs are allowable costs under the cost accounting standards for contracting with the federal government and are recoverable under cost-plus-fee contracts.

Our depreciation and amortization expenses include the amortization of purchased intangibles in connection with acquisitions and the amortization of leasehold improvements and the depreciation of property and equipment purchased in the ordinary course of business.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2007

Revenues.  Our consolidated revenues increased $52.0 million, or 53.0%, from $98.2 million for the three months ended September 30, 2006, to $150.2 million for the three months ended September 30, 2007. The increase was primarily due to $15.0 million of increased revenues attributable to expanding demand for passport services for the Department of State’s Bureau of Consular Affairs, $10.8 million of increased revenues attributable to the acquisition of Techrizon, $8.6 million of increased revenues attributable to production and engineering services under various SPAWAR programs, and $4.6 million of increased revenues attributable to contracts that include specialized engineering and technology services provided to the U.S. Army Aviation and Missile Command (“AMCOM”) and the U.S. Army Program Executive Office for Simulation, Training and Instrumentation (“PEO STRI”). The balance of the increased revenues of $13.1 million were primarily related to continued growth providing enterprise integration and operational support services for the Department of Defense, and ongoing logistics support for the Army’s equipment reset effort in the United States and abroad.

Cost of Revenues.  Our cost of revenues increased $44.5 million, or 53.5%, from $83.1 million for the three months ended September 30, 2006, to $127.6 million for the three months ended September 30, 2007. This increase was primarily the result of additional costs attributable to revenues generated by Techrizon operations, in addition to the cost of revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 84.9% of total revenues for the three months ended September 30, 2007, as compared to 84.6% of total revenues for the three months ended September 30, 2006. This increase was primarily the result of a greater proportion of these costs being represented by materials and subcontractor costs versus direct labor costs.

Selling, General and Administrative.  Our selling, general and administrative expense increased $2.7 million, or 42.2%, from $6.6 million for the three months ended September 30, 2006, to $9.3 million for the three months ended September 30, 2007. This increase was primarily due to selling, general and administrative expenses to support expanding operations from organic and acquired growth, higher recruiting costs to expand our workforce, and additional costs associated with being a public company, including costs associated with legal, internal and external audit, tax and Sarbanes-Oxley compliance services.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.4 million, or 30.1%, from $1.3 million for the three months ended September 30, 2006, to $1.7 million for the three months ended September 30, 2007. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the Techrizon acquisition as well as additional depreciation expense associated with capital expenditures during fiscal 2007.

Other Expense.  Our other expense decreased $0.8 million from $0.8 million for the three months ended September 30, 2006, to $0.0 million for the three months ended September 30, 2007. The other expense resulted from a net unrealized loss in the fair value of our interest rate swap agreements.

Interest Expense, Net.  Our net interest expense decreased $0.9 million from $2.0 million for the three months ended September 30, 2006, to $1.1 million for the three months ended September 30, 2007. The decrease in net interest expense was due to the repayment of term loan borrowings with the proceeds from our initial public offering completed in October 2006 offset by borrowings used to finance the acquisition of Techrizon.

Net Income.  Our net income increased $3.9 million from $2.4 million for the three months ended September 30, 2006, to $6.3 million for the three months ended September 30, 2007. The primary reasons for the increase in net income are higher operating income, lower interest expense, and profits from Techrizon.

Comparison of Results of Operations for the Six Months Ended September 30, 2006 and 2007

Revenues.  Our consolidated revenues increased $93.0 million, or 48.7%, from $190.7 million for the six months ended September 30, 2006, to $283.7 million for the six months ended September 30, 2007. The increase was primarily due to $25.1 million of increased revenues attributable to expanding demand for passport services for the Department of State’s Bureau of Consular Affairs, $20.4 million of increased revenues attributable to the acquisition of Techrizon, $17.2 million of increased revenue attributable to production and engineering services under various SPAWAR programs, and $9.8 million of increased revenues attributable to specialized engineering and technology services provided to AMCOM and PEO STRI. The balance of the increased revenues of $20.5 million were related to continued growth providing enterprise integration and operational support services for the Department of Defense, and ongoing logistics support for the Army’s equipment reset effort in the United States and abroad.

Cost of Revenues.  Our cost of revenues increased $78.5 million, or 48.6%, from $161.4 million for the six months ended September 30, 2006, to $239.9 million for the six months ended September 30, 2007. This increase was primarily the result of additional costs attributable to revenues generated by Techrizon operations, in addition to the cost of revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 84.5% of total revenues for the six months ended September 30, 2007, as compared to 84.6% of total revenues for the six months ended September 30, 2006. This decrease was primarily the result of a greater proportion of time-and-material and fixed-price contracts versus cost-plus-fee contracts, offset by a greater proportion of these costs being represented by materials and subcontractor costs versus direct labor costs.

Selling, General and Administrative.  Our selling, general and administrative expense increased $5.7 million, or 43.4%, from $13.1 million for the six months ended September 30, 2006, to $18.8 million for the six months ended September 30, 2007. This increase was primarily due to selling, general and administrative expenses to support expanding operations from organic and acquired growth, higher recruiting costs to expand our workforce, and additional costs associated with being a public company, including costs associated with legal, internal and external audit, tax and Sarbanes-Oxley compliance services.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.6 million, or 22.8%, from $2.7 million for the six months ended September 30, 2006, to $3.3 million for the six months ended September 30, 2007. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the Techrizon acquisition as well as additional depreciation expense associated with capital expenditures during fiscal 2007.

Other Expense.  Our other expense decreased $0.5 million from $0.5 million for the six months ended September 30, 2006, to $0.0 million for the six months ended September 30, 2007. The other expense resulted from a net unrealized loss in the fair value of our interest rate swap agreements.

Interest Expense, Net.  Our net interest expense decreased $2.0 million from $4.2 million for the six months ended September 30, 2006, to $2.2 million for the six months ended September 30, 2007. The decrease in net interest expense was due to the repayment of term loan borrowings with the proceeds from our initial public offering completed in October 2006 offset by borrowings used to finance the acquisition of Techrizon.

Net Income.  Our net income increased $6.8 million from $4.9 million for the six months ended September 30, 2006, to $11.7 million for the six months ended September 30, 2007. The primary reasons for the increase in net income are higher operating income, lower interest expense, and profits from Techrizon.

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

	Six Months Ended September 30,
	2006	2007
	(in millions)
Net cash provided by operating activities	$11.2	$0.7
Net cash used in investing activities	$(1.3)	$(32.3)
Net cash (used in) provided by financing activities	$(9.9)	$18.8

Net cash provided by operating activities of $0.7 million for the six months ended September 30, 2007 primarily reflected our net income plus depreciation and amortization expenses for that period and a $6.6 million increase in accrued expenses, partially offset by a $16.2 million increase in accounts receivable and a $3.6 million decrease in accounts payable. For the six months ended September 30, 2006, net cash provided by operating activities of $11.2 million consisted primarily of net income plus depreciation and amortization expenses, a $2.6 million decrease in accounts receivable and a $2.0 million increase in accrued expenses, partially offset by a $1.3 million increase in payments of prepaid income taxes.

Net cash used in investing activities of $32.3 million for the six months ended September 30, 2007, consisted primarily of $30.6 million to complete the acquisition of Techrizon. Net cash used in investing activities of $1.3 million for the six months ended September 30, 2006 consisted primarily of the purchase of equipment in the ordinary course of business.

Net cash provided by financing activities of $18.8 million for the six months ended September 30, 2007 consisted primarily of $18.5 million of borrowings under the revolving portion of our senior credit facility to support the acquisition of Techrizon. Net cash used in financing activities of $9.9 million for the six months ended September 30, 2006 consisted primarily of $9.7 million of net repayments of our line of credit.

Credit Facility and Borrowing Capacity

As of September 30, 2007, we had $37.3 million of term loan indebtedness and $18.5 million of revolving indebtedness outstanding under our credit facility. As of September 30, 2007, our borrowing availability under the revolving portion of our $50 million credit facility was $31.4 million (including outstanding letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

On October 10, 2007, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The Amended Credit Agreement amends and restates the previous credit agreement entered into in February 2006. In connection with the Amended Credit Agreement, we paid fees of approximately $0.5 million.

The Amended Credit Agreement increased the amount of the lenders’ aggregate commitment under the facility from $87.0 million to $187.0 million, which includes a $150.0 million revolving credit facility and a $37.0 million term loan. The term loan commitment matures on January 31, 2012 and the revolving commitment matures on October 31, 2012. The Amended Credit Agreement also increased the letter of credit commitment from $5.0 million to $10.0 million, increased the swing line facility from $5.0 million to $20.0 million and eliminated the requirement to hedge a portion of our outstanding indebtedness under our senior credit facility.

Under the terms of the amended credit facility, we are entitled to request an increase in the size of the credit facility by an amount not greater than $125.0 million in the aggregate. If any lender elects not to increase its commitment under the senior credit facility, we may designate another bank or other financial institution to become a party to the credit facility.

The Amended Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; repurchases of shares of capital stock and options to purchase shares of capital stock; transactions with affiliates; sale and leaseback transactions; and restricted payments.

In addition, the Amended Credit Agreement provides that we are required to meet the following financial covenants:

•                  a fixed charge coverage ratio as of the end of any fiscal quarter of not less than 1.35 to 1.00, based upon the ratio of (i) consolidated EBITDA (as defined in the Amended Credit Agreement) less the actual amount paid by us and our subsidiaries in cash on account of capital expenditures and taxes to (ii) consolidated interest expense for such period, scheduled principal payments required to be made on consolidated total debt during such period and certain restricted payments paid during such period, in each case measured for the four consecutive fiscal quarters ending on or immediately prior to such date; and

•                  a maximum leverage ratio not greater than 3.75 to 1.00, based upon the ratio of (i) consolidated total debt to (ii) consolidated EBITDA (as defined in the Amended Credit Agreement).

As of September 30, 2007, we had $37.3 million of term loan indebtedness and $18.5 million of revolving indebtedness outstanding under our senior credit facility. As of October 10, 2007, when we entered into our amended and restated credit agreement, our borrowing availability under our amended $150.0 million revolving credit facility was $131.4 million (including outstanding letters of credit). As of September 30, 2007, we were in compliance with all covenants under our senior credit facility. The obligations under our senior credit facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

Capital Expenditures

We have relatively low capital expenditure requirements. Our capital expenditures were $1.4 million and $1.7 million for the six months ended September 30, 2006 and 2007, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 30, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115  (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for the Company in fiscal 2009, and it may be applied prospectively. Early adoption is permitted provided the Company also elects to apply the provisions of SFAS 157. We are in the process of determining what effect, if any, the application of the provisions of SFAS 159 will have on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of

September 30, 2007, all of the outstanding debt under our senior credit facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement currently covering $18.9 million of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our senior credit facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our six month interest expense on that portion of our outstanding debt not covered by the interest rate swap by $0.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2007, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2007, filed by us with the Securities and Exchange Commission on June 1, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed by us with the Securities Exchange Commission on August 9, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on Thursday, August 16, 2007. The stockholders voted and approved the following matters:

The election of nine directors to hold office until the 2008 Annual Meeting of Stockholders:

Nominee	Shares Voted For	Authority Withheld
Mr. Philip O. Nolan	21,044,023	585,346
Mr. George H. Wilson	20,890,368	739,001
Mr. William E. Karlson	20,832,254	797,115
Mr. Lawrence A. Gallagher	21,233,045	396,324
Mr. James C. Hughes	21,448,819	180,550
Lt. General Richard L. Kelly, USMC (Ret.)	21,536,189	93,180
Mr. Charles S. Ream	19,189,477	2,439,892
Mr. John P. Riceman	21,453,193	176,176
General Jimmy D. Ross, USA (Ret.)	19,862,793	1,766,576

The ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for our fiscal year ending March 31, 2008 as follows:

	Number of Shares
Voted For	Voted Against	Abstained
21,461,398	139,906	28,065

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan Chairman, President and Chief Executive Officer (Principal Executive Officer) November 7, 2007

/s/ BRIAN J. CLARK
Brian J. Clark Chief Financial Officer and Treasurer (Principal Financial Officer) November 7, 2007

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