Form 10-Q
period 2007-12-31
Stanley, Inc.
filed 2008-02-07
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33083

STANLEY, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3658790
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3101 Wilson Boulevard, Suite 700 Arlington, VA	22201
(Address of principal executive offices)	(Zip Code)

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

☐ Large accelerated filer      ☒ Accelerated filer      ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of January 31, 2008, there were 22,418,587 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2007

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Revenues	$102,023	$147,083	$292,769	$430,803

Operating costs and expenses:
Cost of revenues	86,686	123,660	248,106	363,538
Selling, general and administrative	6,540	9,431	19,619	28,181
Amortization of deferred compensation	4,361	62	4,964	205
Depreciation and amortization	1,353	1,694	4,047	5,005
Total operating costs and expenses	98,940	134,847	276,736	396,929
Operating income	3,083	12,236	16,033	33,874

Other income (expense):
Other income (expense)	95	10	(450)	16
Interest expense - net	(1,040)	(919)	(5,219)	(3,120)
Total other expenses	(945)	(909)	(5,669)	(3,104)
Income before taxes	2,138	11,327	10,364	30,770

Provision for income taxes	(878)	(4,576)	(4,198)	(12,320)
Net income	$1,260	$6,751	$6,166	$18,450

Earnings per share:
Basic	$0.06	$0.31	$0.38	$0.84
Diluted	$0.06	$0.29	$0.34	$0.79

Weighted-average shares:
Basic	19,637	22,129	16,238	22,021
Diluted	21,676	23,552	18,216	23,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2007
Assets

Current Assets:
Cash	$12,736	$—
Accounts receivable - net	110,029	146,512
Prepaid and other current assets	1,631	3,983
Total current assets	124,396	150,495

Property and equipment - net	11,736	12,294
Goodwill	88,249	113,611
Intangible assets - net	9,417	9,011
Deferred taxes	2,010	1,036
Other assets	2,167	2,275
Total assets	$237,975	$288,722

Liabilities and Stockholders’ Equity

Current liabilities
Line of credit	$—	$16,816
Accounts payable	24,476	19,548
Accrued expenses and other liabilities	34,438	53,943
Current portion of long-term debt	1,000	1,000
Deferred taxes	2,646	929
Income taxes payable	917	—
Total current liabilities	63,477	92,236

Long-term debt — net of current portion	36,750	35,750
Other long-term liabilities	3,596	3,657
Total liabilities	103,823	131,643

Commitments and contingencies:
Stockholders’ equity
Common stock, $0.01 par value — 200,000,000 shares authorized; 21,887,564 and 22,313,472 issued, respectively	219	223
Additional paid-in capital	76,785	81,683
Retained earnings	58,345	76,490
Accumulated other comprehensive income	(161)	(486)
Deferred compensation	(1,036)	(831)
Total stockholders’ equity	134,152	157,079
Total liabilities and stockholders’ equity	$237,975	$288,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	December 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,166	$18,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,047	5,005
Amortization of deferred compensation	4,964	205
Loss on disposal of property and equipment	189	46
Deferred taxes	351	(38)
Income tax benefit from stock-based compensation	1,592	2,134
Stock compensation expense	415	1,508
Changes in assets and liabilities — net of acquisition effects:
Increase in accounts receivable	(7,966)	(31,679)
Increase in prepaid income tax	(573)	(1,538)
Increase in prepaid expenses and other current assets	(137)	(576)
Decrease (increase) in other assets	696	(108)
Decrease in accounts payable	(2,546)	(5,050)
Increase in accrued expenses	8,265	15,840
Increase (decrease) in other liabilities	878	(117)
Decrease in income taxes payable	(711)	(817)
Net cash provided by operating activities	15,630	3,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Morgan — net of cash acquired	(417)	—
Purchase of Techrizon — net of cash acquired	—	(30,559)
Acquisition of property and equipment	(2,040)	(2,406)
Net cash used in investing activities	(2,457)	(32,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under line-of-credit agreements	(10,409)	16,816
Repayments on long-term debt	(62,000)	(1,000)
Payments under capital lease obligations	(17)	(112)
Purchase of treasury stock	(259)	(260)
Proceeds from exercise of stock options	1,110	1,424
Net proceeds from sale of stock in initial public offering	71,798	—
Proceeds from sale of treasury stock	197	—
Other	28	96
Net cash provided by financing activities	448	16,964

NET INCREASE (DECREASE) IN CASH	13,621	(12,736)
CASH — Beginning of period	—	12,736
CASH — End of period	$13,621	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$6,067	$12,403
Interest	$5,492	$2,853

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of December 31, 2007, and its results of operations and its cash flows for the nine months ended December 31, 2006 and 2007. The results of operations for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

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

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal internal review process and management approval prior to commencement of work. Revenue associated with such work is recognized without profit and only when it can be reliably estimated and realization is probable. The Company bases its estimates on notices to proceed from its customers, previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. Pre-contract costs related to unsuccessful contract bids are expensed in the period in which the Company is notified that the contract will not be issued.

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

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues. For the three months ended December 31, 2006 and 2007, we derived approximately 68% of our revenues from the Department of Defense, including agencies within the intelligence community, and approximately 32% of our revenues from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, and with the Department of the Navy for production engineering and integration services under various SPAWAR programs, accounted for approximately 16% and 14% of our revenues for the three months ended December 31, 2007, respectively.

For the nine months ended December 31, 2006 and 2007, we derived approximately 67% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 33% and 32% of our revenues, respectively, from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, and with the  Department of the Navy for production engineering and integration services under various SPAWAR programs, accounted for approximately 17% and 14% of our revenues for the nine months ended December 31, 2007, respectively.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives, ranging from three to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $0.6 million and $0.7 million for the three months ended December 31, 2006 and 2007, respectively. Depreciation expense related to property and equipment was $1.6 million and $2.1 million for the nine months ended December 31, 2006 and 2007, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected December 31 as its testing date. Based on the testing performed as of December 31, 2007, the Company determined that no impairments existed as of December 31, 2007. Customer relationships and other intangibles are amortized on a straight-line basis over periods ranging from two to seven years.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments existed as of December 31, 2007.

Stock-Based Compensation—Stanley adopted the provisions of SFAS No. 123(R), Share-based Payment (“SFAS No. 123(R)”), on a prospective basis during the fiscal year beginning April 1, 2006.

Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted-average number of common shares outstanding is computed as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
	(in thousands)
Basic weighted-average common shares outstanding	19,637	22,129	16,238	22,021
Effect of potential exercise of stock options	2,039	1,423	1,978	1,319
Diluted weighted-average common shares outstanding	21,676	23,552	18,216	23,340

All options to purchase common stock are included in the computation of diluted earnings per share because the average fair value per common share was greater than the options’ exercise prices.

Derivative Instruments and Hedging Activities—In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying unaudited condensed consolidated balance sheet at December 31, 2007. For qualifying cash flow hedges, SFAS No. 133, as amended, holds that the effective portion of derivative gains and losses be recorded as a component of other comprehensive income and be reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings.

As required by its senior credit facility dated February 16, 2006, Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at December 31, 2007 of $0.8 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive income” in the accompanying unaudited condensed consolidated balance sheets. None of the $0.8 million unrealized loss was recognized in earnings during the nine months ended December 31, 2007 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive income will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the senior credit facility. As of December 31, 2007, the estimated net amount of existing losses expected to be reclassified into earnings within the next 12 months is zero.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, software development costs and loss contingencies, such as litigation, claims and assessments.

Recently Adopted Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting for interim periods, and disclosures. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination by a taxing authority. The amount recognized is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties as income tax expense or operating expenses. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on April 1, 2007. The cumulative effects of applying this interpretation have been recorded as a decrease of $0.3 million to retained earnings, an increase of $0.5 million to net deferred tax assets, a decrease to income taxes payable of $0.1 million and an increase in liabilities of $0.5 million for unrecognized tax benefits and $0.4 million for interest and penalties. Since April 1, 2007, there has been an increase of $0.2 million in the liability for gross unrecognized tax benefits. As of April 1 and December 31, 2007, the Company has $0.5 million and $0.7 million, respectively, in unrecognized tax benefits, the recognition of which would not have a material impact on the effective tax rate. Included in the balance of unrecognized tax positions at April 1 and December 31, 2007 is $0.5 million and $0.7 million, respectively, related to tax positions for which it is reasonably possible that the total amounts could change significantly in the next twelve months. The amount represents unrecognized tax benefits from foreign jurisdictions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as interest expense and operating expenses, respectively, in the accompanying unaudited condensed consolidated statements of income, which is consistent with the recognition of these items in prior years. As of April 1 and December 31, 2007, the Company accrued liabilities of $0.4 million for interest and penalties.

The Congressional Joint Committee on Taxation is currently reviewing a pre-acquisition period of one of our subsidiaries. We do not expect any adjustments to result from this review. The Company is open to audit under the statute of limitations for tax years 2003 through 2007 for federal and state jurisdictions and tax years 1998 through 2007 for foreign jurisdictions.

As of December 31, 2007, there have been no material changes to the liability for uncertain tax positions.

Recently Issued Accounting Standards—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining what effect, if any, the adoption of SFAS 157 will have on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for the Company in fiscal 2009, and it may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 159 will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), and SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling interest in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The company is in the process of determining what effect, if any, the application of the provisions of SFAS 141(R) and SFAS 160 will have on its financial position, results of operations or cash flows.

Reclassifications—Certain reclassifications have been made to prior year presentations to conform to the current presentation. In the fourth quarter of fiscal year 2007, the Company reviewed the mapping of its operating expenses relative to cost of revenues, and Selling, General & Administrative expenses, or SG&A. Cost of revenues are direct and indirect contract costs, while SG&A expenses are period costs related to selling activities and overall support and management of the business as a whole. As a result of this review, certain expenses previously classified as cost of revenues in the first three quarters of fiscal year 2007 were reclassified to SG&A to more closely align such costs with the income statement captions that best capture the nature of the expenses.

Stock Split and Amendment of Certificate of Incorporation—On August 28, 2006, the Company increased the number of authorized shares of common stock to 200,000,000 shares and on September 12, 2006, the Company completed a thirty-for-one stock split of its outstanding common stock. The accompanying financial statements include the effects of the stock split and the resulting increase in the number of authorized shares of common stock. All share and per share amounts included in the accompanying financial statements for periods prior to the stock split have been restated to reflect the stock split.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	March 31, 2007	December 31, 2007
Billed receivables	$73,676	$110,517
Unbilled receivables	36,962	46,286
Less: Allowance for doubtful accounts	(609)	(291)
Total	$110,029	$146,512

Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable are expected to be billed and collected within one year except for $0.4 million, which relates to contract retainage, at December 31, 2007.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	March 31, 2007	December 31, 2007
Computers and peripherals	$4,008	$4,578
Software	1,882	2,522
Furniture and equipment	3,630	4,199
Leasehold improvements	6,417	7,248
	15,937	18,547

Less: Accumulated depreciation and amortization	(4,201)	(6,253)
Property and equipment — net	$11,736	$12,294

Property and equipment included above that are under capital lease obligations include:
Software	$569	$650
Furniture and equipment	80	158
Less: Accumulated depreciation	(158)	(285)
Total	$491	$523

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	March 31, 2007	December 31, 2007
Accrued payroll-related costs	$9,778	$12,830
Accrued contract costs	19,131	32,899
Accrued indirect costs	2,807	3,789
Other payables	2,722	4,425
Total accrued expenses	$34,438	$53,943

5.  DEBT

	As of	As of
	March 31, 2007	December 31, 2007
Borrowings under the term loan and revolving line of credit:
Revolving line of credit	$—	$16,816
Term loan	37,750	36,750
Total debt	37,750	53,566
Less: Current portion	(1,000)	(17,816)
Debt — net of current portion	$36,750	$35,750

On October 10, 2007, Stanley entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The agreement amends and restates the previous credit agreement entered into in February 2006. The amended credit agreement increased the amount of the lenders’ aggregate commitment under the facility from $87.0 million to $187.0 million, which includes a $150.0 million revolving credit facility and a $37.0 million term loan. The term loan commitment matures on January 31, 2012 and the revolving commitment matures on October 31, 2012. The agreement also increased the letter of credit commitment from $5.0 million to $10.0 million, increased the swing line facility from $5.0 million to $20.0 million and eliminated the requirement to hedge a portion of the Company’s outstanding indebtedness under its senior credit facility. In connection with the agreement, Stanley paid fees of approximately $0.5 million.

As of December 31, 2007, Stanley had $36.8 million of term loan indebtedness and $16.8 million of revolving indebtedness outstanding under its senior credit facility, with a weighted-average interest rate of approximately 7.72% and 7.00% for the nine months ended December 31, 2006 and 2007, respectively. As of December 31, 2007, Stanley’s borrowing availability under its $150.0 million revolving credit facility was $133.1 million (including outstanding letters of credit). At December 31, 2007, the Company was in compliance with all covenants under its senior credit facility. The obligations under its senior credit facility are unconditionally guaranteed by each of its existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

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

The following unaudited pro forma financial information presents consolidated results of operations data for the three months and nine months ended December 31, 2006, as if the acquisition of Techrizon had occurred on April 1, 2006. The pro forma information is provided based on historical data that does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of the future results of operations of the combined entity. The pro forma financial information reflects the provision for federal and state income taxes at the Company’s effective rate of 40.5% for Techrizon’s historical data. Prior to the acquisition, Techrizon was a limited liability company with all income, losses and tax credits flowing through to the individual members.

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Revenue	$109,390	$315,029
Net income	$1,777	$8,175
Basic earnings per share	$0.09	$0.50
Diluted earnings per share	$0.08	$0.45

7.  STOCKHOLDERS’ EQUITY

Common Stock

Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share in dividends declared, if any, by the board of directors.

Stanley purchased 14,490 shares of treasury stock from one of its stockholders for $0.3 million during the nine months ended December 31, 2007. The shares were recorded at market price using the cost method of accounting.

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

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended December 31, 2007 includes compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS
No.123(R) using the accounting principles originally applied to those awards.

The Company has presented all tax benefits resulting from stock-based compensation awarded prior to the adoption of SFAS No. 123(R) as operating cash flows in the accompanying unaudited condensed consolidated statements of cash flows. The tax benefits associated with share-based compensation in effect prior to the adoption of SFAS No. 123(R) were $1.6 million and $2.1 million for the nine months ended December 31, 2006 and 2007, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS No. 123(R), the tax benefits in excess of the compensation cost recognized should be classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for under SFAS No. 123(R) were zero and $0.1 million for the nine months ended December 31, 2006 and 2007, respectively, and are disclosed within financing activities in the accompanying unaudited condensed consolidated statements of cash flows.

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

As of
December 31, 2007
Expected volatility	34.5%
Expected dividends	0.0%
Expected term (in years)	3.3 - 6.5
Risk-free rate	4.1-5.1%

A summary of option activity as of December 31, 2007, and changes during the nine months then ended, are presented below:

Options	Shares	Weighted- Average Exercise Price
Outstanding at April 1, 2007	2,014,986	$4.87
Granted	559,125	$15.99
Exercised	(289,616)	$4.92
Forfeited	(163,965)	$9.29
Outstanding at December 31, 2007	2,120,530	$7.46
Exercisable at December 31, 2007	1,091,020	$3.00

An option summary as of December 31, 2007 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	2,120,530	$7.46	5.1	$52,083
Exercisable at December 31, 2007	1,091,020	$3.00	4.4	$31,657
Unvested at December 31, 2007, net of expected forfeitures	952,297	$12.18	5.8	$18,894

During the nine months ended December 31, 2007, the Company granted 559,125 option awards with a vesting period of three years. The options were issued with a weighted-average exercise price of $15.99. The total intrinsic value of options exercised during the nine months ended December 31, 2007 was $4.8 million.

During the nine months ended December 31, 2006 and 2007, the Company recognized $0.4 million and $1.5 million of share-based employee compensation costs, respectively. As of December 31, 2007, there was $5.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

During the nine months ended December 31, 2007, there were no modifications to share-based payment arrangements.

During the nine months ended December 31, 2007, the Company granted 161,882 restricted stock awards at a weighted-average fair value of $15.81 per share with a vesting period of three years. During the nine months ended December 31, 2007, 11,120 restricted stock awards at a weighted-average fair value of $15.26 were forfeited. The assumed forfeiture rates applicable to the restricted shares granted in the nine months ended December 31, 2007 was zero to five percent.

Prior to the adoption of SFAS No. 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation in aggregate of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately, $0.2 million of compensation expense was recognized during the nine months ended December 31, 2007. The remaining deferred compensation of $0.8 million will be amortized over the remaining three year vesting period of the awards.

8.  COMMITMENTS AND CONTINGENCIES

Contract Cost Audits—Substantially all payments to Stanley under cost-reimbursable contracts and subcontracts with the U.S. Government are provisional payments, which are subject to potential adjustments upon audit by the Defense Contract Audit Agency. Audits through December 31, 2004 have been completed. In the opinion of management, adjustments resulting from the audits of all subsequent years are not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended March 31, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to, those listed in the “Risk Factors” section of this Report, as well as in our Annual Report on Form 10-K for the year ended March 31, 2007, filed by us with the Securities and Exchange Commission on June 1, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed by us with the Securities Exchange Commission on August 9, 2007. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of December 31, 2007, we had more than 200 active contractual engagements across 44 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

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

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of December 31,
	2006	2007
	(in millions)
Backlog:
Funded	$219.0	$326.6
Unfunded	841.6	970.6
Total Backlog	$1,060.6	$1,297.2

Each year, a significant portion of our revenues is derived from our backlog, and a substantial portion of our backlog represents work related to the continuation of services and solutions under contracts or projects where we are the incumbent provider.

We define backlog as the amount of revenues we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise by the customer of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We do not include contract ceiling values, which represent the maximum amount of contract awards that could be awarded to all contractors under government-wide acquisition contracts (“GWACs”) or agency-specific indefinite delivery/indefinite quantity (“ID/IQ”) contracts in our backlog calculation. We also do not include in backlog (i) the expected amount of revenues that would be realized if, and when, we were successful in the re-compete of signed contracts in existence as of the measurement date or (ii) the expected amount of revenues that would be realized from future unidentified growth on signed contracts and task orders in existence as of the measurement date.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2007	2006	2007
Cost-plus-fee	52%	47%	53%	48%
Time-and-materials	33%	38%	32%	36%
Fixed-price	15%	15%	15%	16%

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended December 31, 2007, we reported DSO of 86 days, an increase from 77 days we reported for the three months ended September 30, 2007. The increase in DSO was primarily the result of delayed payments of significant receivables from two customers due to the restructuring of their payment processing systems.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets  (“SFAS No. 142”), we do not amortize goodwill. Rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Based on the testing performed as of December 31, 2007, we determined that no impairments existed as of December 31, 2007. Customer relationships, noncompete agreements and backlog and contracts are amortized on a straight-line basis over periods ranging from two to seven years.

Results of Operations

Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition. The following unaudited tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated Statements of Income Data	2006	2007	2006	2007
Revenues	$102,023	$147,083	$292,769	$430,803
Operating costs and expenses:
Cost of revenues	86,686	123,660	248,106	363,538
Selling, general and administrative	6,540	9,431	19,619	28,181
Amortization of deferred compensation	4,361	62	4,964	205
Depreciation and amortization	1,353	1,694	4,047	5,005
Total operating costs and expenses	98,940	134,847	276,736	396,929
Operating income	3,083	12,236	16,033	33,874
Other income (expense):
Other income (expense)	95	10	(450)	16
Interest expense—net	(1,040)	(919)	(5,219)	(3,120)
Total other expenses	(945)	(909)	(5,669)	(3,104)
Income before taxes	2,138	11,327	10,364	30,770
Provision for income taxes	(878)	(4,576)	(4,198)	(12,320)
Net income	$1,260	$6,751	$6,166	$18,450

	Three Months Ended December 31,		Nine Months Ended December 31,
As a Percentage of Revenues	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	85.0	84.1	84.7	84.4
Selling, general and administrative	6.4	6.4	6.7	6.5
Amortization of deferred compensation	4.3	—	1.7	—
Depreciation and amortization	1.3	1.2	1.4	1.2
Total operating costs and expenses	97.0	91.7	94.5	92.1
Operating income	3.0	8.3	5.5	7.9
Other income (expense):
Other income (expense)	0.1	—	(0.2)	—
Interest expense—net	(1.0)	(0.6)	(1.8)	(0.7)
Total other expenses	(0.9)	(0.6)	(2.0)	(0.7)
Income before taxes	2.1	7.7	3.5	7.2
Provision for income taxes	(0.9)	(3.1)	(1.4)	(2.9)
Net income	1.2%	4.6%	2.1%	4.3%

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

Comparison of Results of Operations for the Three Months Ended December 31, 2006 and 2007

Revenues.  Our consolidated revenues increased $45.1 million, or 44.2%, from $102.0 million for the three months ended December 31, 2006, to $147.1 million for the three months ended December 31, 2007. The increase was primarily due to $10.6 million of increased revenues attributable to the operations of Techrizon, $8.8 million of increased revenues attributable to expanding demand for passport services for the Department of State’s Bureau of Consular Affairs, $7.1 million of increased revenues attributable to production and engineering services under various SPAWAR programs, $3.9 million of increased revenues attributable to information systems support provided to the U.S. Marine Corps, to include software and network engineering services for the Marine Corps Recruiting Command (“MCRC”), $3.4 million of increased revenue attributable to our contract with the U.S. Citizenship and Immigration Services, and $2.0 million of increased revenues attributable to contracts that include specialized engineering and technology services provided to the U.S. Army Aviation and Missile Command (“AMCOM”). The balance of the increased revenues of $9.3 million was primarily related to continued growth providing enterprise integration and operational support services for the Department of Defense, and ongoing logistics support for the Army’s equipment reset effort in the United States and abroad.

Cost of Revenues.  Our cost of revenues increased $37.0 million, or 42.7%, from $86.7 million for the three months ended December 31, 2006, to $123.7 million for the three months ended December 31, 2007. This increase was primarily the result of additional costs attributable to revenues generated by Techrizon’s operations, in addition to the cost of revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 84.1% of total revenues for the three months ended December 31, 2007, as compared to 85.0% of total revenues for the three months ended December 31, 2006. This decrease was primarily the result of a greater proportion of time-and-material contracts, which generally produce higher gross margins, versus cost-plus-fee contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $2.9 million, or 44.2%, from $6.5 million for the three months ended December 31, 2006, to $9.4 million for the three months ended December 31, 2007. This increase was primarily due to higher selling, general and administrative expenses to support expanding operations from organic and acquired growth, FAS 123(R) share-based payment expenses, higher recruiting costs to expand our workforce, and additional costs associated with being a public company, including costs associated with legal, internal and external audit, tax and Sarbanes-Oxley compliance services.

Amortization of Deferred Compensation.  Our amortization of deferred compensation expense decreased $4.3 million from $4.4 million for the three months ended December 31, 2006, to $0.1 million for the three months ended December 31, 2007. The amortization of deferred compensation expense for the three months ended December 31, 2006 was primarily due to the acceleration of the vesting periods of certain restricted stock grants related to our initial public offering.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.3 million, or 25.1%, from $1.4 million for the three months ended December 31, 2006, to $1.7 million for the three months ended December 31, 2007. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the Techrizon acquisition as well as additional depreciation expense associated with capital expenditures during fiscal 2007.

Other Income.  Our other income decreased $0.1 million from $0.1 million for the three months ended December 31, 2006, to $0.0 million for the three months ended December 31, 2007. The other income for the three months ended December 31, 2006 resulted from a net unrealized gain in the fair value of our interest rate swap agreement.

Interest Expense, Net.  Our net interest expense decreased $0.1 million from $1.0 million for the three months ended December 31, 2006, to $0.9 million for the three months ended December 31, 2007. The decrease in net interest expense was due to the repayment of term loan borrowings with the proceeds from our initial public offering completed in October 2006 and decreased interest rates under our amended credit facility offset by borrowings used to finance the acquisition of Techrizon.

Net Income.  Our net income increased $5.5 million from $1.3 million for the three months ended December 31, 2006, to $6.8 million for the three months ended December 31, 2007. The primary reasons for the increase in net income were higher operating income, the prior year acceleration of the vesting periods of certain restricted stock grants, lower interest expense, profits from Techrizon and a slightly lower effective income tax rate.

Comparison of Results of Operations for the Nine Months Ended December 31, 2006 and 2007

Revenues.  Our consolidated revenues increased $138.0 million, or 47.1%, from $292.8 million for the nine months ended December 31, 2006, to $430.8 million for the nine months ended December 31, 2007. The increase was primarily due to $30.4 million of increased revenues attributable to expanding demand for passport services for the Department of State’s Bureau of Consular Affairs, $30.9 million of increased revenues attributable to the acquisition of Techrizon, $24.3 million of increased revenue attributable to production and engineering services under various SPAWAR programs, $11.9 million of increased revenues attributable to information systems support provided to the U.S. Marine Corps, to include software and network engineering services for the MCRC, and $11.3 million of increased revenues attributable to specialized engineering and technology services provided to AMCOM and PEO STRI. The balance of the increased revenues of $29.2 million was related to continued growth providing enterprise integration and operational support services for the Department of Defense, and ongoing logistics support for the Army’s equipment reset effort in the United States and abroad.

Cost of Revenues.  Our cost of revenues increased $115.4 million, or 46.5%, from $248.1 million for the six months ended December 31, 2006, to $363.5 million for the nine months ended December 31, 2007. This increase was primarily the result of additional costs attributable to revenues generated by Techrizon’s operations, in addition to the cost of revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 84.4% of total revenues for the nine months ended December 31, 2007, as compared to 84.7% of total revenues for the nine months ended December 31, 2006. This decrease was primarily the result of a greater proportion of time-and-material contracts, which generally produce higher gross margins, versus cost-plus-fee contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $8.6 million, or 43.6%, from $19.6 million for the nine months ended December 31, 2006, to $28.2 million for the nine months ended December 31, 2007. This increase was primarily due to higher selling, general and administrative expenses to support expanding operations from organic and acquired growth, FAS 123(R) share-based payment expenses, higher recruiting costs to expand our workforce, and additional costs associated with being a public company, including costs associated with legal, internal and external audit, tax and Sarbanes-Oxley compliance services. Selling, general and administrative expenses represented 6.5% of total revenues for the nine months ended December 31, 2007, as compared to 6.7% of total revenues for the nine months ended December 31, 2006. This decrease was primarily the result of efficiencies in our corporate structure on a higher revenue base.

Amortization of Deferred Compensation.  Our amortization of deferred compensation expense decreased $4.8 million from $5.0 million for the nine months ended December 31, 2006, to $0.2 million for the nine months ended December 31, 2007. The amortization of deferred compensation expense for the nine months ended December 31, 2006 were primarily due to the acceleration of the vesting periods of certain restricted stock grants related to our initial public offering.

Depreciation and Amortization.  Our depreciation and amortization expense increased $1.0 million, or 23.7%, from $4.0 million for the nine months ended December 31, 2006, to $5.0 million for the nine months ended December 31, 2007. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the Techrizon acquisition as well as additional depreciation expense associated with capital expenditures during fiscal 2007.

Other Expense.  Our other expense decreased $0.5 million from $0.5 million for the nine months ended December 31, 2006, to $0.0 million for the nine months ended December 31, 2007. The other expense for the nine months ended December 31, 2006 resulted from a net unrealized loss in the fair value of our interest rate swap agreement.

Interest Expense, Net.  Our net interest expense decreased $2.1 million, or 40.2%, from $5.2 million for the nine months ended December 31, 2006, to $3.1 million for the nine months ended December 31, 2007. The decrease in net interest expense was due to the repayment of term loan borrowings with the proceeds from our initial public offering completed in October 2006 and reduced interest rates under our amended credit facility offset by borrowings used to finance the acquisition of Techrizon.

Net Income.  Our net income increased $12.3 million from $6.2 million for the nine months ended December 31, 2006, to $18.5 million for the nine months ended December 31, 2007. The primary reasons for the increase in net income are higher operating income, the prior year acceleration of the vesting periods of certain restricted stock awards, lower interest expense, profits from Techrizon and a slightly lower effective income tax rate.

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

	Nine Months Ended December 31,
	2006	2007
	(in millions)
Net cash provided by operating activities	$15.6	$3.3
Net cash used in investing activities	$(2.5)	$(33.0)
Net cash provided by financing activities	$0.4	$17.0

Net cash provided by operating activities of $3.3 million for the nine months ended December 31, 2007 primarily reflected our net income plus depreciation and amortization expenses for that period and a $15.8 million increase in accrued expenses, partially offset by a $31.7 million increase in accounts receivable and a $5.1 million decrease in accounts payable. For the nine months ended December 31, 2006, net cash provided by operating activities of $15.6 million consisted primarily of net income plus depreciation and amortization expenses, an $8.3 million increase in accrued expenses and a $1.6 million income tax benefit from stock-based compensation, partially offset by an $8.0 million increase in accounts receivable.

Net cash used in investing activities of $33.0 million for the nine months ended December 31, 2007 consisted primarily of $30.6 million to complete the acquisition of Techrizon. Net cash used in investing activities of $2.5 million for the nine months ended December 31, 2006 consisted primarily of the purchase of equipment in the ordinary course of business.

Net cash provided by financing activities of $17.0 million for the nine months ended December 31, 2007 consisted primarily of $16.8 million of borrowings under the revolving portion of our senior credit facility to support the acquisition of Techrizon. Net cash provided by financing activities of $0.4 million for the nine months ended December 31, 2006 consisted primarily of $71.8 million in net proceeds received from the sale of stock in our initial public offering, offset by $62.0 million of repayments on long-term debt and $10.4 million of net repayments of our line of credit.

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

As of December 31, 2007, we had $36.8 million of term loan indebtedness and $16.8 million of revolving indebtedness outstanding under our senior credit facility. As of December 31, 2007, our borrowing availability under our amended $150.0 million revolving credit facility was $133.1 million (including outstanding letters of credit). As of December 31, 2007, we were in compliance with all covenants under our senior credit facility. The obligations under our senior credit facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

We have relatively low capital expenditure requirements. Our capital expenditures were $2.0 million and $2.4 million for the nine months ended December 31, 2006 and 2007, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of December 31, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for us in fiscal 2009, and it may be applied prospectively. Early adoption is permitted, provided we also elect to apply the provisions of SFAS 157. We are in the process of determining what effect, if any, the application of the provisions of SFAS 159 will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), and SFAS No. 160, Non- Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). These new standards will significantly change the accounting for and reporting for business combination transactions and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. We are in the process of determining what effect, if any, the application of the provisions of SFAS 141(R) and SFAS 160 will have on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of

December 31, 2007, all of the outstanding debt under our senior credit facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement currently covering $18.6 million of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our senior credit facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our nine month interest expense on that portion of our outstanding debt not covered by the interest rate swap by $0.3 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of December 31, 2007, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2007, filed by us with the Securities and Exchange Commission on June 1, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed by us with the Securities Exchange Commission on August 9, 2007. In connection with our preparation of this quarterly report, management has determined that the following risk factor should be read in connection with the existing risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Our employees’ attempt to form a union and negotiate a collective bargaining agreement on our contract with the United States Citizenship & Immigration Services, Department of Homeland Security, may negatively impact our profitability on that contract.

We began performance on a new engagement with the United States Citizenship & Immigration Services (“USCIS”), Department of Homeland Security on December 3, 2007.  The USCIS contract involves work at service centers in St. Albans, Vermont and Laguna Niguel, California.  On December 21, 2007, the United Electrical, Radio and Machine Workers of America (“UE”), filed a petition with the National Labor Relations Board (“NLRB”), Region 1, in Boston, Massachusetts, seeking a secret ballot election for employees at the USCIS Vermont Service Center (“VSC”).  An election date has not been set by the NLRB.  On January 25, 2008, the UE filed a petition with the NLRB, Region 21, in Los Angeles, California, seeking a secret ballot election for employees in the USCIS California Service Center (“CSC”).  An election date has not been set by the NLRB.  If either or both of the service center employees become unionized, we would enter into good faith negotiations for a collective bargaining agreement (“CBA”) amongst the parties, setting forth the wages, benefits and working conditions for all of our employees at the VSC and CSC.  Our revenues on this contract may be impacted if any agreed upon CBA alters the wages and/or benefits in a manner that is inconsistent with our initial bid for this work.

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

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan Chairman, President and Chief Executive Officer (Principal Executive Officer) February 6, 2008

/s/ BRIAN J. CLARK
Brian J. Clark Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) February 6, 2008

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