Form 10-K
period 2008-03-31
Stanley, Inc.
filed 2008-05-28
CIK 1360555

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-33083

STANLEY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3658790 (I.R.S. Employer Identification No.)
3101 Wilson Boulevard, Suite 700 Arlington, VA (Address of principal executive offices)	22201 (Zip Code)
(703) 684-1125 (Registrant's telephone number, including area code)
Securities to be registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $0.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange

         Securities to be registered pursuant to Section 12(g) of the Act:
 None
(Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 30, 2007 was approximately $432.4 million (based upon the closing price of $27.55 per share on September 30, 2007, as reported on the New York Stock Exchange). Only for the purpose of this computation, all directors, executive officers and 10% beneficial owners (excluding the Registrant's Employee Stock Ownership Plan) of the Registrant have been treated as affiliates.

         As of May 16, 2008, there were 22,880,399 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement relating to the Registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

STANLEY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2008
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, in particular, statements about our plans, strategies and prospects. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. References to "we," "our" and the "Company" refer to Stanley, Inc., together in each case with our consolidated subsidiaries unless the context suggests otherwise.

        The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in the section of this Annual Report on Form 10-K entitled "Risk Factors." These forward-looking statements include, but are not limited to, statements relating to:

  •
  our ability to retain customers and contracts, as well as our ability to win new customers and engagements;

  •
  our backlog;

  •
  risks associated with the acquisition and integration of new companies;

  •
  our beliefs about trends in our market, available government contracts and outsourcing to companies like ours;

  •
  expected spending on information technology and other professional services by federal government agencies, including the Department of Defense; and

  •
  other risks discussed in this Annual Report on Form 10-K in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Result of Operations," and in any other documents we file with the Securities and Exchange Commission, or SEC.

        We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

INDUSTRY AND MARKET DATA

        Industry and market data used throughout this Annual Report on Form 10-K were obtained through surveys and studies conducted by third parties, industry and general publications and internal company research. INPUT, an independent federal government market research firm, was the primary source for third-party industry and market data and forecasts. We have not independently verified any of the data from third-party sources nor have we ascertained any underlying economic assumptions relied upon therein. While we are not aware of any misstatements regarding the industry data presented herein, estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading "Risk Factors."

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

        For the fiscal year ended March 31, 2008, or fiscal 2008, we derived approximately 66% of our revenues from the Department of Defense, including agencies within the intelligence community, and approximately 34% of our revenues from federal civilian government agencies. For fiscal 2008, our top 10 revenue-generating contracts accounted for approximately 67% of our revenues. Our contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 16% of our revenues for fiscal 2008. Our contract with the Department of Navy for production engineering and integration services under various SPAWAR programs accounted for approximately 12% of our revenues for fiscal 2008. Aside from these two contracts, no other single contract exceeded 10% of our revenues for fiscal 2008. We acted as the prime contractor on contractual engagements that provided approximately 77% of our revenues for fiscal 2008.

        From the fiscal year ended March 31, 1998 through fiscal 2008, we increased our revenues at a compound annual growth rate of 32%, and we have been profitable in every year during that period. Our revenues for fiscal 2008 were $604.3 million. As of March 31, 2008, our total backlog was $1,784.3 million and our funded backlog was $299.3 million. For a discussion of how we calculate backlog, see "Backlog."

        Over the three-year period ended March 31, 2008, we have won 98% of competitively awarded contracts on which we were the incumbent. During fiscal 2008, we achieved an overall win rate, including the incumbent contracts referred to above, of approximately 57%. For a discussion of how we calculate our win rate, see "Business Development."

        We emphasize three essential attributes—a commitment to strong partnerships, integrity in all dealings and results for our customers—in order to develop long-term relationships with our customers and achieve the highest quality workforce in our industry. Our senior management team includes a core group of executives who have grown our company over the course of the past two decades. Our team has been supplemented with strategic hires and is supported by a high quality staff of approximately 3,600 employees at March 31, 2008. Several members of our senior management team, including our chief executive officer, have served in the U.S. armed forces, and this experience has provided us with significant knowledge of these organizations. As of March 31, 2008, approximately 53% of our employees held Secret or Top Secret clearances, which are necessary to work on classified contracts. Additionally, our management team and our employees have a personal stake in our continued growth and success as they own a significant portion of our common stock.

Industry Background

        The federal government is the largest purchaser of information technology services and solutions in the United States. Information technology accounts for a significant portion of the federal government's spending, and, according to INPUT, federal government information technology spending is expected to grow from $80.8 billion in federal fiscal year 2008 to $97.6 billion in federal fiscal year 2013. Of the total information technology spending, INPUT forecasts that the contracted-out portion will grow from $71.9 billion in federal fiscal year 2008 to $87.8 billion in federal fiscal year 2013. Information technology professional services and outsourcing, which are the primary components of our systems integration services, are expected by INPUT to be among the fastest growing segments of the federal information technology market in the next five years.

        We believe that over the next several years the continued increase in the federal government's demand for information technology services and solutions will be primarily driven by the following factors:

  Increased Spending on National Defense, Intelligence and Homeland Security

        The continuing Global War on Terror and increased focus on U.S. border security have intensified the federal government's commitment to strengthen our country's military, intelligence and homeland security capabilities and increased the need for systems integration solutions capable of supporting this commitment. According to INPUT, national defense, intelligence and homeland security spending is projected to continue to grow over the next several years as the Global War on Terror (including the demand for intelligence capabilities and reconstruction efforts in Afghanistan and Iraq), defense transformation and homeland security, remain high priorities for the federal government.

  Demand for Greater Government Efficiency and Effectiveness

        Federal government agencies are under increasing pressure from the Office of Management and Budget, or OMB, to be more efficient and effective, and as a result they are re-engineering their business processes, consolidating redundant systems, upgrading their information technology capabilities and expanding e-government services. As an example of this trend, the Department of Homeland Security has sought to modernize its legacy systems, improve security, enhance business intelligence capabilities and institute mature software development processes. In addition, in order to enhance efficiency, the federal government has increased its use of lower cost, open architecture systems using commercial off-the-shelf, or COTS, hardware and software, which are displacing the single purpose, custom systems historically favored by the federal government and driving demand for systems integration services.

  Increased Federal Government Reliance on Outsourcing

        Federal government agencies are increasingly adopting outsourcing of information technology services, in particular integration services, and business processes. Federal agencies are striving to maintain their core functions and meet efficiency and effectiveness demands, including information technology upgrade and competitive sourcing requirements, with limited technical resources and a shrinking workforce. According to INPUT, while the decline in federal employment has slowed and federal employment may in fact be climbing, any rise in federal employment is not keeping pace with the increase in discretionary spending. As a result, according to INPUT, federal information technology outsourcing expenditures will experience the largest growth among the different segments of information technology services and will increase from $16.4 billion in federal fiscal year 2008 to $20.6 billion by federal fiscal year 2013.

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

Our Competitive Strengths

        We believe that we possess the following key competitive strengths:

  Strong Presence in Key Strategic Areas and Deep Knowledge of Our Diverse Customer Base

        We provide services in areas that we believe are a high priority for the federal government, such as defense transformation, homeland security and the Global War on Terror, and we believe that our extensive experience with our customers provides us with significant insight into their missions and needs. We currently have contractual engagements across approximately 40 federal government agencies. Through these long-standing relationships, we have developed an extensive knowledge of our customers' business processes and information technology architectures, which enables us to deliver innovative integrated solutions to meet their changing needs. The ability to apply experience gained from previous contractual engagements across a diverse customer base is a key criterion in the federal government's evaluation of companies providing these services.

  Outstanding Record of Past Performance Fueling Growth

        We have a strong record of past performance with our government customers. We believe our focus on customer satisfaction is reflected by a win rate, on competitively awarded contracts on which we were the incumbent, of 98% over the three-year period ended March 31, 2008.

  Experienced Management Team and Highly-Skilled Workforce

        Our senior management team includes a core group of executives who have grown our company over the course of the past two decades. Several members of our senior management team, including our chief executive officer, have served in the U.S. armed forces, and this experience has provided us with significant knowledge of these organizations. We have also supplemented our team with strategic hires. In addition, we have a long-standing commitment to employee development, and have implemented a broad range of internal training programs focusing on technical, managerial and account management skills, including discrete programs for our program managers, supervisors and business development personnel, always with a strong focus on customer service and satisfaction. As of March 31, 2008, approximately 53% of our employees held Secret or Top Secret clearances, which are necessary to work on classified contracts.

  Proven Business Development Infrastructure

        We have developed systems and processes modeled after industry best practices to successfully market, develop, acquire and expand contracts with the federal government. The Stanley account management process represents a disciplined, team-based approach to customer relationships and business development, and emphasizes our contribution to the strategic organizational objectives of the customer. We support our business development professionals, who are highly experienced in marketing to our government customers, with business intelligence resources and systems and processes that include a capture management system providing real-time reporting of pipeline and bid status. As a result, for the 12 months ended March 31, 2008, we achieved an overall win rate, including bids where we were the incumbent contractor, of approximately 57%. We believe that our ability to collaborate internally, our dedicated support staff and our consistent processes make us particularly well-suited to take advantage of increasingly streamlined government procurement procedures.

  Proven Track Record of Acquisitions and Integration

        We believe that an integral part of our growth is our ability to identify, acquire and integrate companies that expand our systems integration and information technology services and solutions capabilities and provide us with access to new customers and contract vehicles. We have disciplined acquisition processes for identifying, acquiring and integrating target companies and successfully growing these businesses post-acquisition. Our disciplined approach to acquisitions also ensures that we align not only the systems of a target company but also its culture in order to retain and expand both our customer and employee bases.

  Commitment to Corporate Culture

        Our success as a systems integrator and provider of information technology services and solutions is highly dependent on our employees. We have a corporate culture focused on long-term relationships with our customers and achieving the highest quality workforce in our industry. We believe we have been successful in developing a culture that focuses on developing our employees throughout their career and promoting them within our organization. In 2007 and 2008, we were named to FORTUNE® magazine's list of "100 Best Companies to Work For." We emphasize three essential attributes—a commitment to strong partnerships, integrity in all our dealings and results for our customers. We reinforce these principles regularly in our recruiting process, training programs, proposals, company meetings and internal communications. Additionally, our management team and our employees have a personal stake in our continued growth and success as they own a significant portion of our common stock.

  Corporate Infrastructure Positioned for Growth

        During the past several years we have made significant investments in our corporate infrastructure in anticipation of future growth. These investments include ISO 9001-2000 certified processes, internal controls, sales and marketing and account management processes, effective web-based project management tools and relocation to an expanded headquarters. We believe this infrastructure and the supporting business processes based on industry best practices result in operational efficiencies positioning us for continued growth through contract wins and acquisitions.

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

  Focusing on Opportunities to Support Mission-Essential Programs as a Prime Contractor

        We have a proud heritage of providing mission-essential support for federal government customers as a prime contractor and have developed specialized expertise in the systems, business processes and requirements of our customers. As a result, we have developed a deep functional understanding of our customers' requirements and missions, which places us in a strong position to win future prime contractor engagements.

  Cross-Selling Services and Expanding Customer Presence

        We will continue our practice of cross-selling services to expand the breadth and depth of our customer engagements and create opportunities to provide additional solutions to our customers. We will continue to utilize our centralized account management process, which we believe is a highly disciplined, team-based approach to customer relationship management, to enhance our understanding of our customers' needs among our division managers, program managers and customer segment leads, enabling them to offer our customers our full range of service expertise. This team will work cooperatively to generate new sales and internal growth within existing customer contracts, and will play an essential role in our ongoing efforts to cross-sell services to both existing and new customers.

  Expanding Our Customer and Contract Base

        Our current contract base includes 12 prime contractor positions on government-wide acquisition contracts, or GWACs, and agency-specific indefinite delivery/indefinite quantity, or ID/IQ, contracts. We intend to pursue task orders aggressively under these vehicles in order to maximize our revenue and strengthen our customer relationships. We believe that our ability to provide advanced engineering and technical solutions to our customers, our strong past performance record and our knowledge of our customers' needs position us to win additional task orders under these prime contract vehicles. We also intend to expand our contract base into areas with significant growth opportunities by leveraging our industry reputation and long-term customer relationships. We anticipate that this expansion will enable us to pursue additional higher value work and further diversify our revenue base across the federal government. Our long-term relationships with federal government agencies, together with our GWAC and ID/IQ vehicles, give us opportunities to win contracts with new customers.

  Being an Employer of Choice and Developing Top Talent

        Our practice is to promote people from within our company, which we believe fosters a culture of investing in our employees. To ensure that we have future leadership, we will continue to develop our managerial workforce at the task, project, program and executive level through ongoing company-sponsored training and development programs. In addition, we intend to continue to attract and retain skilled professionals, including managers, engineers, analysts, programmers, technicians and support specialists, in order to ensure that we are able to meet our customers' needs. We continue to retain our employees by offering competitive compensation and incentive plans, opportunities for career growth, company-supported education programs, and challenging work assignments at over 100 locations around the world.

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

Our Services

        As a systems integrator and a provider of information technology services and solutions, our service portfolio is comprised of five service areas, each customizable to meet unique customer needs. These are systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology. Our end-to-end information technology services provide our customers with solutions throughout the design, build, delivery, and operation and modernization stages of a program. By combining knowledge and successful implementation of best-of-breed processes with intelligent application of emergent technologies, we help our customers meet critical goals and milestones on time and within budget in support of their operational objectives.

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

        Our software and systems engineering programs apply best practices using the Carnegie-Mellon Software Engineering Institute, or SEI, Capability Maturity Model Integration, or CMMI. Some of our business units have achieved an official SEI CMMI Maturity rating of Level 3; other business units operate at the highest level, CMMI Maturity Level 5. Our CMMI ratings have been achieved through official SEI appraisals led by independent, authorized SEI appraisers. Our primary software and systems engineering service offerings are:

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

  Enterprise Integration

        Our enterprise integration services provide interoperability of data, functionality and information management to business processes, users and other information systems in order to support our customers' missions. Enabled by our expert knowledge of COTS packages, which include enterprise resource planning, or ERP, and business process management technologies, we integrate new functionality with existing applications and infrastructure to enhance horizontal interoperability across the enterprise. Our service offerings that support enterprise integration include:

  •
  business process development and workflow automation;

  •
  COTS software integration;

  •
  enterprise content management;

  •
  enterprise application integration;

  •
  document management;

  •
  e-government and e-business solutions; and

  •
  ERP blueprinting, configuration and implementation.

  Operational Logistics

        Our operational logistics services provide resource, supply chain, maintenance and sustainment planning, management and support to federal government customers, principally to U.S. military operations. Our solution sets include personnel with broad logistics experience, a family of proven logistics business applications and logistics engineers, and support personnel dedicated to our customers' missions. Our operational logistics service offerings include:

  •
  logistics engineering;

  •
  logistics business systems;

  •
  system fielding and lifecycle support;

  •
  training program support;

  •
  supply management and warehouse operations;

  •
  maintenance engineering;

  •
  documentation and e-manual development; and

  •
  large-scale military deployment planning and embarkation support.

  Business Process Outsourcing

        Our business process outsourcing services offer engineers, analysts and subject-matter experts in key business functions, such as requirements analysis, project and program management, operational support, administration and budgeting. Our business process outsourcing team members bring with them proven techniques for process and product improvement, which we believe continue to enhance organizational performance after the contractual engagement's goals have been achieved. Our business process outsourcing service offerings include:

  •
  facility operations;

  •
  business process improvement;

  •
  program and project management;

  •
  functional analysis;

  •
  records management;

  •
  facility management and build-out; and

  •
  developmental and operational test and evaluation.

  Advanced Engineering and Technology

        Our advanced engineering and technology capabilities deliver expert analysis, design, prototyping and engineering to the U.S. defense and federal civilian government customers implementing state-of-the-art and emergent technologies to enhance information exchange, interoperability, data-sharing capabilities, C4ISR and weapons systems effectiveness. Our primary advanced engineering and technology offerings are:

  •
  sensor integration;

  •
  service oriented architectures;

  •
  microsystems design/development;

  •
  fiber/electro-optics;

  •
  microelectronics; and

  •
  domain and situational awareness.

Qualifications

        We apply industry-recognized quality control and management processes to ensure repeatable, effective and efficient solution delivery for our customers. Our Quality Management System, or QMS, applies standard methodologies, such as ISO 9001-2000, Lean Six Sigma and CMMI, to our customer engagements as required by contract or as appropriate to the type of product or service provided. We also implement our QMS within key operations support functions such as contract management, human resources, purchasing and security. Our Software Engineering and Integration Division has achieved an SEI CMMI Level V assessment jointly with one of our U.S. Army customer organizations. Our other software engineering units have implemented our QMS at SEI CMMI Level III in support of system integration for the Joint Strike Fighter Program Office, the U.S. Marine Corps, the U.S. Army, the Department of State and other federal civilian government customers. We have seven operating locations currently registered with the ANSI-ASQ National Accreditation Board for ISO 9000. In addition, we have 28 certified Project Management Professionals, or PMP, on staff accredited by the Project Management Institute, or PMI. The PMI Project Management Body of Knowledge forms the basis for all of our project management processes from planning through completion.

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

        In February 2006, we completed the acquisition of Morgan Research Corporation, or Morgan. This acquisition provides us with a presence in Huntsville, Alabama, which, as a result of the Department of Defense's Base Realignment and Closure program, or BRAC, will be the new headquarters of the Army Materiel Command, the Army Space and Missile Defense Command and a substantial portion of the Missile Defense Agency. In addition, this acquisition combined the specialized engineering and technology expertise of Morgan with our existing systems integration capabilities, providing us with additional key prime contract vehicles and enabling us to provide complementary information technology and systems engineering services and an expanded suite of solutions to our customers.

        In April 2007, we completed the acquisition of Techrizon LLC, or Techrizon. The acquisition combined the specialized expertise of Techrizon with Stanley's proven systems integration capabilities. The two companies provide complementary information technology services and together offer an expanded suite of solutions for our combined customer base. Techrizon provides support to the U.S. Army's Communications-Electronics Life Cycle Management Command and the Fires Center of Excellence. Techrizon has also provided support to the U.S. Army's Field Artillery School since 1976.

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

        For fiscal 2008, we derived approximately 66% of our revenues from the Department of Defense, including agencies within the intelligence community, as compared to 65% in fiscal 2007 and 61% in fiscal 2006. Approximately 34% of our fiscal 2008 revenues were from federal civilian government agencies. In fiscal 2007 and 2006, approximately 35% and 39% of our revenues were from federal civilian government agencies. Our largest customer group is the U.S. Army, which accounted for approximately 38% of revenues for fiscal 2008. In fiscal 2007 and 2006, the U.S. Army accounted for approximately 35% and 25%, respectively, of our revenues. Our contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 16% of our revenues for fiscal 2008 as compared to 15% in fiscal 2007 and 19% in fiscal 2006. Our contract with the Department of the Navy for production engineering and integration services under various SPAWAR programs accounted for approximately 12% of our revenues for fiscal 2008 as compared to 12% in fiscal 2007 and 9% in fiscal 2006. Contracts for which we acted as the prime contractor represented approximately 77% of our revenues for fiscal 2008, as compared to 80% in fiscal 2007 and fiscal 2006.

Business Development

        We believe our account management process is a highly disciplined, team-based approach to customer relationship management and business development, designed to understand our customers, their organizations and their mission. Our scalable process, modeled after industry best practices and refined over years of application, seeks to identify sales opportunities well in advance of contract competition and guides the lead generation and development process, focusing limited resources on achieving growth objectives while providing the basis for making strategic decisions in meeting both existing and new customer needs and opportunities.

        Systems and processes developed in support of our business development process include a capture management system that aggregates customer data throughout the lead identification process and from previous contractual engagements and third party sources, ultimately facilitating the bid decision and proposal process. The system also provides us with real-time reporting of pipeline and bid status. The business development organization also includes a business intelligence function facilitating program account opportunity reviews, sales training, research and competitive analyses.

        Our business development professionals are highly experienced in marketing to our government customers and have extensive knowledge of both the services and solutions we offer, as well as the particular customer's organization, mission, culture and technology initiatives. These professionals also possess a working knowledge of the marketing limitations that are specific to the government arena, including government-funding systems, conflict of interest restrictions, procurement integrity limitations and other pertinent procedural requirements. In fulfilling its mission, the business development organization cooperates closely with the various operations groups and other support organizations.

        During fiscal 2008, we achieved an overall win rate of approximately 57%. Overall win rate represents the number of bids won as a percentage of the total number of bids submitted. We also measure our win rate with respect to competitively awarded contracts on which we are the incumbent contractor. Over the three-year period ended March 31, 2008, we achieved a win rate of 98% on these contracts.

Seasonality

        Our business in general is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government's fiscal year (which is September 30 of each year) in order to avoid the loss of unexpended fiscal year funds. Additionally, in years when the federal government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the federal government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the federal government operates under a continuing resolution delays can occur in procurement of products and services, and such delays can affect our revenue and profit during the period of delay.

Existing Contract Profile

  Contract Types

        We currently have more than 200 active contractual engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials or fixed-price.

        Cost-Plus-Fee Contracts.    Cost-plus-fee contracts provide for reimbursement of costs, to the extent that such costs are reasonable, allowable and allocable to the contract, and for the payment of a "fee," which essentially represents the profit negotiated between the contractor and the contracting agency. There are three basic types of cost-plus-fee contracts. Cost-plus-fixed-fee contracts provide for a negotiated fee that is fixed at inception and does not vary with actual costs. Cost-plus-award-fee contracts provide for a fee consisting of a base amount fixed at inception and an award amount which varies based on the federal government's evaluation of contractor performance. Cost-plus-incentive-fee contracts provide for an initially negotiated fee that is adjusted based on a formula that provides, within limits, for increases or decreases based on the relationship of total allowable actual costs to target costs.

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

        Time-and-Materials Contracts.    Under a time-and-materials contract, our compensation is based on a fixed hourly rate established for specified labor or skill categories. We are paid at the established hourly rates for the hours we expend performing the work specified in the contract. Labor costs, fringe benefits, overhead, general and administrative costs and profit are included in the fixed hourly rate. Materials, subcontractors, travel and other direct costs are reimbursed at actual costs plus an allocation of indirect costs without fee. We make critical pricing assumptions and decisions when developing and proposing time-and-materials labor rates. We risk incurring a loss of profitability if our actual costs exceed the costs assumed in the fixed hourly labor rate.

        Fixed-Price Contracts.    In a fixed-price contract, we must complete the work to receive the price, which is fixed and is not affected by the cost of performance. Thus, if our costs are greater than the price, we will suffer a loss and if our price is greater than our costs, we will realize a profit. Because we agree to accept the cost risk for the contract, there is greater risk involved with performing this type of contract. However, if work is performed or solutions are developed more efficiently than anticipated, there is the possibility of receiving higher profit margins than those typically recognized on cost-plus-fee and time-and-materials contracts.

        The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Fiscal Year Ended March 31,
	2006	2007	2008
Cost-plus-fee	62%	52%	46%
Time-and-materials	20%	32%	36%
Fixed-price	18%	16%	18%

        Because the customer usually specifies the type of contract for a particular contractual engagement, we generally do not influence the choice of contract type. However, where we do have the opportunity to influence the contract type, and where customer requirements are clear, we prefer time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements because time-and-materials and fixed-price contracts, as compared with cost-plus-fee contracts, generally provide greater opportunity for the customer to mitigate risk and for us to generate higher margins.

  Contract Vehicles

        We compete for task orders through a variety of arrangements, or contract vehicles, including GWACs, blanket purchase agreements, GSA schedules and agency-specific ID/IQ contracts. For a description of these contract vehicles, see "Government Contracting and Regulations." We hold a number of GWACs, agency-specific ID/IQ contracts and GSA schedule contracts. These are popular contract award methods, offering more flexible, cost-effective and rapid procurement processes.

Backlog

        We define backlog as the amount of revenues we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise of option periods that we reasonably believe will be exercised, from signed contracts in existence as of the measurement date. We do not include contract ceiling values under GWAC or multiple-award ID/IQ contracts in our backlog calculation. We also do not include in backlog (i) the expected amount of revenues that would be realized if, and when, we were successful in the re-compete of signed contracts in existence as of the measurement date or (ii) the expected amount of revenues that would be realized from future unidentified growth on signed contracts and task orders in existence as of the measurement date.

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

        As of March 31, 2008, our total backlog was $1,784.3 million and funded backlog was $299.3 million. Our total and funded backlog was $974.8 million and $224.4 million, respectively, as of March 31, 2007.

Partnering

        Strong industry partnerships with leading vendors and other systems integrators provide a valuable source of information regarding new technology trends and techniques. Similar to our approach for managing customer relationships, we designate partnership leads responsible for understanding the product roadmaps of specific technologies and for working closely with vendors such as EMC/Documentum, Oracle, SAP and Sun Microsystems. We seek to utilize the research and development investments of our partners for our customers' benefit. These partnerships enable us to provide significant additional capabilities to our customers, including technology and software services that are not otherwise available directly from us.

Subcontractors

        When we act as a prime contractor, as we typically do, we derive revenue either through our own work or through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex assignments or to address more completely a particular customer's requirements. Teaming agreements and subcontracting relationships are useful because they permit us, as a prime contractor, to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on an engagement or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors.

        We estimate that revenues derived from work performed by our subcontractors represented approximately 34% of our revenues for fiscal 2008. As discussed further in "Risk Factors," if our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer and as a result our financial condition, results of operations and cash flows could decline.

Competition

        Despite consolidation over the past several years, the federal information technology services and solutions industry is comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with a major presence throughout the federal government. Because of the diverse requirements of federal government customers and the highly competitive nature of large federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members based on their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity. In each of our five service areas, we generally bid against companies of varying sizes and specialties. Our competitors include large defense and information technology prime contractors, as well as a number of smaller federal contractors with specialized capabilities. We compete on the basis of our technical abilities, customer relationships, past performance, cost containment, reputation and ability to provide quality personnel.

Employees

        We had approximately 3,600 employees at March 31, 2008, located in 28 states, Washington, D.C. and eight foreign countries. The depth and breadth of the security clearances held by our employees is instrumental in allowing us to compete for, and work on, classified projects. As of March 31, 2008, approximately 53% of our employees held Secret or Top Secret clearances.

        On March 6, 2008, 176 of our employees performing work on an engagement with the United States Citizenship & Immigration Services ("USCIS"), Department of Homeland Security at the USCIS

California Service Center (the "CSC") elected to join the United Electrical, Radio and Machine Workers of America labor union. We have entered into good-faith negotiations with the union for a collective bargaining agreement, setting forth the wages, benefits and working conditions for these employees.

        We believe that our relations with our employees are good and that we have successfully created a culture that focuses on developing employees throughout their career and promoting them within our organization. In 2007 and 2008, FORTUNE® magazine included us on its list of "100 Best Companies to Work For."

Intellectual Property

        Our solutions are not generally dependent on patent protection. We currently have two issued patents and 20 pending patent applications outstanding, six of which are domestic and 14 of which are international. While we believe these patent applications are valid and that these patents will be issued, we do not consider our business to be dependent on the issuance or protection of these patents in any material way.

        We have a number of trade secrets that contribute to our success and competitive position, and we endeavor to protect the secrecy of this proprietary information. While we believe that continuing protection of our trade secrets and confidential information is important, we are not materially dependent on any specific trade secret or group of trade secrets.

Company Website and Information

        We maintain an Internet website at www.stanleyassociates.com. The website contains information about us and our operations. Through a link to the Investor Relations section of our website, copies of each of our filings with the SEC, on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. In accordance with Section 303A of the New York Stock Exchange Listed Company Manual, copies of our corporate governance guidelines and code of ethics are also available on our website to be viewed and downloaded free of charge.

        You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at: Stanley, Inc., Attention: Investor Relations, 3101 Wilson Boulevard, Suite 700, Arlington, VA 22201, Telephone: (703) 684-1125. We will not send exhibits to these reports, unless the exhibits are specifically requested and you pay a modest fee for duplication and delivery.

        In addition, copies of any document we file with or furnish to the SEC may be obtained from the SEC at its public reference room at Headquarters Office, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference room by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

ITEM 1A.    RISK FACTORS

        Set forth below are risks that we believe are material to investors who purchase or own our common stock. You should consider carefully the following risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K, and the descriptions included in our consolidated financial statements and accompanying notes.

Risks Related to Our Business

We depend on contracts with federal government agencies for substantially all of our revenues. If our relationships with these agencies were harmed, our revenues and operating results could decline.

        Revenues from federal government contracts, either as a prime contractor or as a subcontractor, accounted for nearly 100% of our revenues for fiscal 2008. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense or Department of State in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agency customers are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could decline.

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

        Changes in federal government fiscal or spending policies, or in the Department of Defense or the Department of State budget allocations, could directly affect our financial performance. Among the factors that could harm our business are:

  •
  curtailment of the federal government's use of technology services firms;

  •
  a significant decline in spending generally by the federal government or by specific departments or agencies, such as the Department of Defense or the Department of State;

  •
  reductions in federal government programs or requirements;

  •
  a shift in spending to federal programs and agencies that we do not support or where we currently do not have contracts or key relationships;

  •
  delays in the payment of our invoices by government payment offices;

  •
  federal governmental shutdowns, such as the shutdown that occurred during the federal government's 1996 fiscal year, and other potential delays in the government appropriations process, such as federal agencies having to operate under a continuing funding resolution because of delays in Congressional budget appropriations;

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

        In particular, revenues earned from contracts with the Department of Defense, including from subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 66% of our revenues for fiscal 2008. In the past, the U.S. defense budget has declined from time to time, resulting in a slowing of new program starts, program delays and program cancellations. These reductions may cause defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. Current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq and may not be sustainable, including as a result of changes in government leadership, policies or priorities. Future levels of expenditures and authorizations for defense-related programs may decrease or shift to programs in areas where we do not provide services. Any such decline or shift in defense-related expenditures could harm our revenues and operating results.

        In addition, any limitations imposed on spending by other federal government agencies that result from efforts to reduce the federal deficit or otherwise may limit both the continued funding of our existing contracts and our ability to obtain additional contracts. Our backlog consists exclusively of contracts with federal departments and agencies, and the continuation of these contracts, or the award of additional contracts from these departments or agencies, could be materially harmed by federal government spending reductions or budget cutbacks at these departments or agencies.

We may not realize the full value of our backlog, which may result in lower than expected revenues.

        Our total backlog represents the amount of revenues we expect to realize over the remaining base contract performance period and from the exercise of all option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We do not include contract ceilings for GWACs or agency-specific multiple-award ID/IQ contracts in our backlog calculation. Congress typically appropriates funds for our federal government customers on an annual basis, even though their contracts with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

        We may never realize some of the revenues that are included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. As of March 31, 2008, our total backlog was approximately $1,788.5 million, of which only approximately $299.3 million was funded. In addition, there can be no assurance that our backlog will result in actual revenues in any particular period. This is because the actual receipt, timing and amount of revenues under contracts included in backlog are subject to various contingencies, many of which are beyond our control. For example, the actual receipt of revenues from contracts included in backlog may never occur or may be delayed because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified or terminated early, including as a result of a lack of appropriated funds. In addition, the fact that our backlog may translate into revenue does not guarantee that the contracts will be profitable.

Loss of our position as a qualified contractor under one or more General Services Administration schedules, or as a prime contractor on one or more of our contracts would impair our operating results and our ability to win new business.

        In recent years, the federal government has increasingly relied on General Services Administration, or GSA, schedules and multi-award ID/IQ contracts for its procurement needs. When using GSA schedules and multiple-award ID/IQ contracts, a procuring officer chooses providers from a pre-selected group of contractors, and contractors that are not part of the group generally will not be notified of, and will not be able to compete for, these contracts or task orders. Accordingly, our ability to maintain our existing business and win new business depends on our ability to maintain our position as a GSA schedule contractor and a prime contractor on multiple-award ID/IQ contracts.

        If we were to lose any of our GSA schedules or our prime contractor position on any of our contracts, we could lose revenues, and our ability to win new business and our operating results could decline as a result. Similarly, unless we are successful in expanding our GSA schedule presence and our base of multiple-award ID/IQ contracts, our ability to grow our business may be hindered.

Most of our revenues are earned from contracts with limited initial terms. We may expend significant resources in connection with these contracts that we may not recover if our customers do not exercise their contract extension options.

        Our contracts typically have a one or two year initial term, with multiple options that are exercisable by our government customers to extend the contract for one or more additional years. Our customers may not exercise any of their extension options. Moreover, because we believe that our contracts with limited initial terms represent the early portion of longer customer programs, we expend significant financial and personnel resources and expand our operations to be able to fulfill these programs beyond the initial contract term. If our contracts are not extended beyond their initial terms we may be unable to recover all of the costs we incurred and may not be able to recognize anticipated revenues, each of which could negatively impact our cash flow and results of operations.

The loss of one or more members of our senior management team could impair our relationships with government customers and our ability to compete and could disrupt the management of our business.

        We believe that our success depends on the continued contributions of the members of our senior management team. Our senior management team has extensive industry experience, and the relationships and reputation that members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. The loss of the services of one or more of our senior executives, none of whom has an employment contract with us, could impair our ability to identify and secure new contracts, to maintain good customer relations and to otherwise manage our business, any of which could harm our business and operating results.

If we fail to attract and retain skilled employees, we might not be able to perform under our contracts and our ability to maintain and grow our business could be limited.

        The growth of our business and revenues depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced information technology skills and appropriate security clearances, and who work well with our defense and federal civilian government customers. Competition for such personnel is intense, and recruiting, training and retention costs place significant demands on our resources. If we are unable to recruit and retain a sufficient number of qualified employees, our ability to maintain and grow our business could be limited. Furthermore, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins. In addition, many of our professional personnel may have specific knowledge of and experience with our federal government customers' operations, and we obtain some of our contracts based on that knowledge and experience. The loss of services of key personnel could impair our ability to perform required services under some of our contracts and to retain such contracts, as well as our ability to win new business.

Negotiation of a collective bargaining agreement with certain of our employees working on our contract with the United States Citizenship & Immigration Services, Department of Homeland Security may negatively impact our revenues on that contract.

        On March 6, 2008, our employees performing work on an engagement with USCIS at the CSC elected to join the United Electrical, Radio and Machine Workers of America union, or UE. We have subsequently entered into good faith negotiations with UE for a collective bargaining agreement, or CBA, among the parties, setting forth the wages, benefits and working conditions for these employees at the CSC. Our revenues on this contract may be impacted if once negotiated, the CBA alters the wages and/or benefits in a manner that is inconsistent with our final bid for this work.

We face intense competition from many competitors, some of which have greater resources than we do, which could result in price reductions, reduced profitability and loss of market share.

        We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. For example, we must often discount our GSA schedule rates in order to secure contracts from many of our customers in competitive situations. Many of our competitors have greater financial, technical, marketing and public relations resources, larger customer bases and greater brand or name recognition than we do. We expect that the number of these types of large and financially strong competitors will grow through industry consolidation and the increasing participation in the federal government services market by traditional consulting and outsourcing providers and hardware and software manufacturers that seek to increase their service offerings. These competitors could, among other things:

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

        We derive substantially all of our revenues from federal government contracts that are awarded through competitive procurement processes. Competitive procurement imposes substantial costs and presents a number of risks to us, including:

  •
  the need to bid on engagements in advance of knowing the complete design or full requirements, which may result in unforeseen difficulties and cost overruns in executing the engagement;

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

We may sustain reduced profits or financial losses on some contracts if we miscalculate the resources we need to perform under the contract.

        We provide services to the federal government under contracts with three basic types of price structure: cost-plus-fee, time-and-materials and fixed-price. For fiscal 2008, we derived approximately 46%, 36% and 18% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively. Each of these types of contracts, to varying degrees, involves the risk that we underestimate our cost of fulfilling the contract, and we occasionally have suffered in the past, and may suffer in the future, reduced profits or financial losses on our contracts, thereby causing our operating results to decline. This risk is greater for fixed-price contracts, where we bear the full impact of cost overruns, and an increase of fixed-price contracts in our contract mix would increase our exposure to this risk.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee or fixed-price contracts in our total contract mix.

        Although fixed-price contracts entail a greater risk of a reduced profit or financial loss on a contract compared to other types of contracts we enter into, fixed-price contracts typically provide higher profit opportunities because we receive the benefit of cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee and fixed-price contracts accounted for approximately 46% and 18%, respectively, of our revenues for fiscal 2008, approximately 52% and 16%, respectively, of our revenues for fiscal 2007, and approximately 62% and 18%, respectively, of our revenues for fiscal 2006. To the extent that we enter into more cost-plus-fee or less fixed-price contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.

        From time to time, in order to ensure that we satisfy our customers' delivery requirements and schedules, we may elect to initiate work in advance of receiving final authorization from the government customer or a prime contractor. If our government or prime contractor customers' requirements should change or if the government or the prime contractor should direct the anticipated procurement to a contractor other than us, our pre-contract costs might not be recoverable. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

        Revenues derived from contracts in which we acted as a subcontractor to other companies represented approximately 23% of our revenues for fiscal 2008. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a prime contractor, we often rely on other companies to perform some of the work under a contract. We expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenues in the foreseeable future. Our business, prospects, financial condition and operating results could be harmed if other contractors eliminate or reduce their relationships with us, whether because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces other prime contractors' programs or does not award them new contracts.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

        As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. We estimate that revenues derived from work performed by our subcontractors represented approximately 34% of our revenues for fiscal 2008. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers' expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to liability for the agency's costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

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

        Our incurred cost submissions have been audited by the DCAA through December 31, 2004 for Morgan and Techrizon and through March 31, 2005 for Stanley. Costs for which Morgan and Techrizon were reimbursed after December 31, 2004 and costs for which Stanley was reimbursed after March 31, 2005 may be subsequently disallowed upon the completion of future audits. In addition, non-audit reviews by the U.S. government may still be conducted on all of our current government contracts.

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

        We create, implement and maintain information technology and engineering systems, and provide services that are often critical to our customers' operations, some of which involve classified or other sensitive information, and may be conducted in war-zones or other hazardous environments. We have experienced and may in the future experience some systems or services failures, schedule or delivery delays, and other problems in connection with our work. If our solutions, services, products (including third-party products we may resell to our customers), or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers' expectations, we may:

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

        Our revenues and operating results will vary from quarter to quarter and, as a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this "Risk Factors" section and others that are specific to our industry such as:

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

If we fail to maintain effective internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, it may have an adverse effect on our business and stock price.

        We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations that require our management to conduct an annual assessment and to report on the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must issue an auditor's report addressing the effectiveness of our internal controls over financial reporting. We cannot be certain as to our ability to continue to comply with the requirements of the Sarbanes-Oxley Act. If we are not able to continue to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, should we identify a material weakness; there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal control over financial reporting, which may have an a material adverse effect on our business and operations.

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

  •
  forego procurement opportunities as a result of organizational conflict of interest concerns;

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

        The process of integrating companies requires a significant amount of resources and management attention which detracts from attention to our business. If we are unable to integrate the operations of a company we may acquire in the future as planned, our management's attention may continue to be diverted from the operation of our business, our operations could be disrupted and we may be unable to deliver our services to our customers as planned, any of which would hinder implementation of our business plan, harm our relationships with our customers and force us to incur unanticipated expenses.

Our Amended Credit Agreement contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply.

        On October 10, 2007, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement, or Amended Credit Agreement, with a group of lenders for which SunTrust Robinson

Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The Amended Credit Agreement contains financial and operating covenants, including fixed charge and leverage ratios as well as limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; repurchase of shares of capital stock and options to purchase shares of capital stock; transactions with affiliates; sale and leaseback transactions and restricted payments. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations.

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

Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our business.

        A significant number of our employees and subcontractors are involved in government contracting and billing processes, which require compliance with a number of procurement laws and regulations. In addition, in the course of our business, our employees and subcontractors routinely obtain access to sensitive or classified government information. As a result, we are exposed to the risk that employee or subcontractor fraud or other misconduct could occur. Misconduct by employees or subcontractors could include intentional or unintentional failures to comply with federal government procurement regulations, engaging in unauthorized activities or falsifying time records. Employee or subcontractor misconduct could also involve the improper use of our customers' sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could materially harm our business.

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

        Federal government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts. In many instances, these rights and remedies allow government customers, among other things, to:

  •
  terminate existing contracts, with short notice, for convenience, as well as for default;

  •
  reduce orders under, or otherwise, modify contracts;

  •
  for contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor during negotiations furnished cost or pricing data that was not complete, accurate and current;

  •
  demand a refund, make a forward price adjustment or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process;

  •
  reduce the contract price under certain triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;

  •
  grant more favorable discounts or terms and conditions than those contained in such documents;

  •
  grant certain special discounts to certain customers;

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

  •
  prohibit future procurement awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors or the existence of conflicting roles that might bias a contractor's judgment;

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

        On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies with which we contract. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution that allows federal government agencies to operate at spending levels approved in the previous budget cycle. Operation by government agencies on the basis of a continuing resolution may delay or cancel funding we expect to receive from customers on work we are already performing and is likely to result in new initiatives being delayed, and in some cases being cancelled.

The Office of Management and Budget process for ensuring government agencies properly support capital planning initiatives, including information technology investments, could reduce or delay federal information technology spending and cause us to lose revenue.

        The OMB supervises spending by federal agencies and enforces the Government Performance Results Act. This Act requires, among other things, that federal agencies make an adequate business justification to support capital planning initiatives, including all information technology investments. The factors considered by the OMB include, among others, whether the proposed information technology investment is expected to achieve an appropriate return on investment, whether related processes are contemporaneously reviewed, whether interoperability with existing systems and the capacity for these systems to share data across government agencies has been considered and whether existing commercial off-the-shelf products are being utilized to the extent possible. If our customers do not adequately justify proposed information technology investments to the OMB, the OMB may refuse funding for their new or continuing information technology investments, and we may lose revenue as a result.

Risks Related to Our Common Stock

Our executive officers and directors as a group and our Employee Stock Ownership Plan own a significant percentage of our common stock, and as a result have significant influence over our affairs and policies.

        Our executive officers and directors as a group beneficially owned approximately 25.7% of our outstanding common stock at March 31, 2008. For so long as our executive officers and directors continue to own a significant portion of our outstanding common stock, they will have significant influence over matters submitted to our stockholders for approval and exercise significant control over our business policies and affairs, including the election of directors, amendments to our certificate of incorporation and determinations with respect to mergers and other business combinations, including those that may result in a change in control of our Company. In addition, our Employee Stock Ownership Plan, or ESOP, beneficially owned approximately 18.6% of our outstanding common stock at March 31, 2008. Substantially all of the participants in the ESOP are our employees. If these participants act together, they may also be able to exert influence over matters submitted to our stockholders for approval, and if they act together with our executive officers and directors, they may be able to determine the outcome of matters submitted for stockholder approval. The interests of our executive officers and directors and the ESOP participants may conflict with the interests of our other stockholders.

Provisions of our charter documents may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

        Provisions of our certificate of incorporation and by-laws, as amended and restated, may deter, delay or prevent a third party from acquiring us. These provisions include:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease our office facilities and we do not own any facilities or real estate materially important to our operations. We lease approximately 49,100 square feet in Arlington, Virginia for our corporate headquarters for a term expiring December 31, 2015. We lease additional facilities at approximately 43 other locations in 15 states and Washington, D.C. We also have employees working at customer sites both in the United States and in other countries. We believe our present facilities are adequate to meet our current and projected needs. Our leases and subleases have various terms ranging from one month to ten years and annual rents ranging from approximately $3,000 to $1.7 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol "SXE." We completed our initial public offering on October 18, 2006 at a price of $13 per share. Prior to such date, there was no public market for our common stock.

        The following table reflects, by quarter, the high and low prices per share of our common stock on the New York Stock Exchange.

Quarter Ended	High	Low
12/31/06	$18.24	$14.95
03/31/07	$17.00	$14.15

Quarter Ended	High	Low
06/30/07	$19.64	$13.41
09/30/07	$27.75	$17.41
12/31/07	$38.53	$24.00
03/31/08	$34.08	$22.68

        As of May 16, 2008, there were approximately 115 holders of record of our common stock, although there is a much larger number of beneficial owners.

Dividend Policy

        We have never declared nor paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        We did not issue or sell any securities in fiscal 2008 that were not registered under the Securities Act of 1933, or the Securities Act. The issuance of shares to the ESOP did not constitute sales within the meaning of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

        See Item 12 of this report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding our equity compensation plans.

Performance Graph(1)

        The following graph shows the total stockholder return of an investment of $100 in cash on October 18, 2006 for (i) our common stock, (ii) the Standards & Poor's 500 Index, and (iii) our peer group index(2). All values are calculated as of October 18, 2006 (the first day of trading of our common stock) through March 31, 2008.

        The comparison assumes that all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Cumulative Total Return

	October 18, 2006	March 31, 2007	March 31, 2008
Stanley, Inc.	$100.00	$100.65	$190.06
Peer Group	$100.00	$92.80	$98.06
S&P 500 Index	$100.00	$104.21	$96.76

(1)
The material in this report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
Our peer group is composed of NCI, Inc., ManTech International Corp., Dynamics Research Corp., MTC Technologies Inc., CACI International Inc., SI International, Inc., ICF International, Inc., SRA International, Inc. and SAIC, Inc.

ITEM 6.    SELECTED FINANCIAL DATA

        The table below, derived from our audited consolidated financial statements, presents our selected historical financial data for each of the five fiscal years in the five-year period ended March 31, 2008.

        You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

	Year Ended March 31, (in thousands, except per share amounts)
	2004	2005	2006(1)	2007	2008(2)
Statement of income data:
Revenues	$178,741	$282,456	$284,801	$409,411	$604,342

Operating costs and expenses:
Cost of revenues	151,197	243,677	241,357	343,628	512,243
Selling, general and administrative	13,206	16,844	19,709	30,700	37,242
Amortization of deferred compensation	224	372	790	5,082	267
Depreciation and amortization	1,349	2,327	3,057	5,424	6,695
Impairment of intangible assets	—	—	3,590	—	—

Operating income	12,765	19,236	16,298	24,577	47,895
Other income (expense):
Other income (expense)	8	2	101	(478)	19
Interest expense, net	(261)	(822)	(2,441)	(5,918)	(3,779)

Income before taxes	12,512	18,416	13,958	18,181	44,135
Provision for income taxes	(4,378)	(7,184)	(5,708)	(7,476)	(17,971)

Net income	$8,134	$11,232	$8,250	$10,705	$26,164

Earnings per share(3):
Basic	$0.56	$0.78	$0.58	$0.61	$1.18
Diluted	$0.50	$0.70	$0.51	$0.55	$1.12
Weighted average shares(3):
Basic	14,653	14,446	14,202	17,567	22,133
Diluted	16,107	16,117	16,096	19,458	23,414
Statement of cash flows data:
Net cash provided by operating activities	$5,635	$3,506	$10,224	$16,037	$21,065
Net cash used in investing activities	(29,673)	(997)	(86,588)	(4,282)	(34,407)
Net cash provided by (used in) financing activities	24,038	(2,509)	76,364	981	877
Balance sheet data (at period end):
Cash(4)	$—	$—	$—	$12,736	$271
Working capital	4,411	13,085	29,299	60,919	66,730
Total assets	86,848	93,558	199,903	237,975	306,055
Long-term debt	8,833	7,833	99,000	36,750	35,500
Total long-term liabilities	10,517	9,367	102,885	40,346	40,238
Stockholders' equity	25,094	34,567	42,389	134,152	166,704

(1)
On February 16, 2006, we acquired Morgan Research Corporation for $76.0 million plus an additional $6.2 million in working capital and other purchase price adjustments. For further information on our acquisitions, please see Note 8 to the Consolidated Financial Statements in Item 15 of this report.

(2)
On April 1, 2007, we acquired Techizon, LLC for $30.6 million, which includes $0.3 million in transaction fees. For further information on our acquisitions, please see Note 8 to the Consolidated Financial Statements in Item 15 of this report.

(3)
Earnings per share and weighted average shares are calculated after giving effect to the thirty-for-one stock split effected on September 12, 2006.

(4)
We historically have not maintained a cash balance, but have applied all of our operating cash flow to reduce indebtedness under outstanding lines of credit.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the audited consolidated financial statements and the accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various risks, including but not limited to those risks identified in the section of this report entitled "Risk Factors" and elsewhere in this report

Overview

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

        Contracts funded by federal government agencies account for substantially all of our revenues. As of March 31, 2008, we had more than 200 active contractual engagements across 40 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice, and the Department of Health and Human Services.

Key Metrics Evaluated By Management

        We manage and assess the performance of our business by evaluating a variety of financial and non-financial metrics derived from, and in addition to, our United States generally accepted accounting principles, or GAAP, results. The most significant of these metrics are discussed below.

  Revenue Growth

        We closely monitor revenue growth in order to assess the performance of our business. In monitoring our revenue growth, we focus on both internal revenue growth and revenue growth through acquisitions. Our internal revenue growth is driven primarily by two factors. First, internal revenue growth is driven by adding new customers and by obtaining new task orders and contracts with our existing customers. For example, over the past several years we have added the Department of Homeland Security's Citizenship and Immigration Services, the Department of the Treasury's Office of the Comptroller of the Currency, the National Guard Bureau, the Department of Transportation and agencies in the intelligence community as new customers. Second, organic revenue growth is driven by increasing revenues under existing contracts and task orders with customers. For example, since the initial award of our contract with the Department of State for the provision of passport processing and support services, the scope of services provided by us, and the revenues generated by those services, have grown significantly.

        Our revenue growth strategy also includes the pursuit of strategic acquisitions. We have completed the following five acquisitions since 2000: our acquisition of GCI in January 2000, our acquisition of CCI in September 2002, our acquisition of FSC in December 2003, our acquisition of Morgan in February 2006, and our acquisition of Techrizon in April 2007.

  Backlog

        We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of March 31,
	2007	2008
	(in millions)
Backlog:
Funded	$224.4	$299.3
Unfunded	750.4	1,485.0

Total Backlog	$974.8	$1,784.3

        Each year, a significant portion of our revenues is derived from our backlog, and a significant portion of our backlog represents work related to the continuation of services and solutions under contracts or projects where we are the incumbent provider.

        We define backlog as the amount of revenues we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise by the customer of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We do not include contract ceiling values, which represent the maximum amount of contract awards that could be awarded to all contractors under GWAC or multiple-award ID/IQ contracts, in our backlog calculation.

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

  Contract Mix

        We work with the federal government under contracts employing one of three types of price structures: cost-plus-fee, time-and-materials and fixed-price. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Because the customer usually specifies the type of contract for a particular contractual engagement, we generally do not influence the choice of contract type. However, where we do have the opportunity to influence the contract type, and where customer requirements are clear, we prefer time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements because time-and-materials and fixed-price contracts, as compared with cost-plus-fee contracts, generally provide greater opportunity for us to generate higher margins. Our acquisitions of Morgan in February 2006 and Techrizon in April 2007 have significantly contributed in a shift in our contract mix toward a greater percentage of time-and-materials contracts. Additionally, our success in winning the contract to continue providing passport processing and support services to the Department of State will likely shift more of our revenue to time-and-materials contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Year Ended March 31,
	2006	2007	2008
Cost-plus-fee	62%	52%	46%
Time-and-materials	20%	32%	36%
Fixed-price	18%	16%	18%

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

  Indirect Costs

        Indirect costs constitute a substantial portion of the costs associated with our performance of contracts for customers. We carefully monitor the amount by which our actual indirect costs under our contracts vary from those expected to be incurred, which we refer to as indirect rate variance. Increased indirect rate variance can adversely affect our ability to achieve attractive contract pricing, our profitability, and our competitive position, by resulting in unexpected increased costs to our customers.

  Days Sales Outstanding

        Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For fiscal 2008, we reported DSO of 82 days, an increase from the 78 days we reported for fiscal 2007, based on the average accounts receivable balance from the beginning of the year and at the end of each of the four quarters. The increase in DSO was primarily the result of delayed payments of significant receivables from two customers due to the restructuring of their payment processing systems.

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

        Payments to us for performance on certain of our federal government contracts are subject to audit by the DCAA and are subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability. To the extent that actual adjustments due to rate negotiations, audit adjustments or government funding availability differ from our estimates, our revenue may be impacted. Because substantially all of our receivables originate from contracts funded by the federal government, the likelihood of a material loss on an uncollectible account is low.

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

        Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor hours expended in performance of the contract by the contract billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1).

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

  Contract Cost Accounting

        As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract and other non-labor costs incurred in support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with generally accepted cost accounting practices and federal government rules and regulations. These costs typically include certain of our selling, general and administrative expenses, fringe benefit expenses, overhead expenses and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, interest expense, federal income tax expense, certain employee morale activities, certain types of legal and consulting costs and the amortization of identified purchased intangible assets, among others. A key element to our historical success has been our ability to manage indirect cost growth and unallowable costs.

  Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, we do not amortize goodwill. Rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets' fair value is below their carrying value. Based on the testing performed as of December 31, 2007, we determined that no impairments existed as of December 31, 2007. In the quarter ended March 31, 2006, we recorded an aggregate charge of $3.6 million relating to the impairment of the CCI and FSC trade names. The impairment arose as a result of our completion of substantially all of the activities in connection with novating the contracts previously legally held by CCI and FSC. As such, we no longer ascribe any value to the CCI and FSC trade names and that portion of the identified intangibles was written-off as impairment of intangible assets in the year ended March 31, 2006. Customer relationships, non-competition agreements and backlog and contracts are amortized on a straight-line basis over periods ranging from one to seven years.

Results of Operations

        Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition. The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Year Ended March 31,
	2006	2007	2008
Consolidated Statement of Income Data
Revenues	$284,801	$409,411	$604,342

Operating costs and expenses:
Cost of revenues	241,357	343,628	512,243
Selling, general and administrative	19,709	30,700	37,242
Amortization of deferred compensation	790	5,082	267
Depreciation and amortization	3,057	5,424	6,695
Impairment of intangible assets	3,590	—	—

Total operating costs and expenses	268,503	384,834	556,447

Operating income	16,298	24,577	47,895
Other income (expense):
Other income (expense)	101	(478)	19
Interest expense—net	(2,441)	(5,918)	(3,779)

Total other expenses	(2,340)	(6,396)	(3,760)

Income before taxes	13,958	18,181	44,135
Provision for income taxes	(5,708)	(7,476)	(17,971)

Net income	$8,250	$10,705	$26,164

	Year Ended March 31,
	2006	2007	2008
As a Percentage of Revenues
Revenues	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenues	84.7	83.9	84.8
Selling, general and administrative	6.9	7.5	6.2
Amortization of deferred compensation	0.3	1.3	0.0
Depreciation and amortization	1.1	1.3	1.1
Impairment of intangible assets	1.3	—	—

Total operating costs and expenses	94.3	94.0	92.1

Operating income	5.7	6.0	7.9
Other income (expense):
Other income (expense)	0.0	(0.1)	0.0
Interest expense—net	(0.8)	(1.5)	(0.6)

Total other expenses	(0.8)	(1.6)	(0.6)

Income before taxes	4.9	4.4	7.3
Provision for income taxes	(2.0)	(1.8)	(3.0)

Net income	2.9%	2.6%	4.3%

        We generate revenues primarily from services provided by our employees and subcontractors, with services provided by our employees generally yielding higher profits than services provided by our subcontractors. To a lesser degree, we earn revenues through reimbursable travel and other reimbursable direct and indirect costs.

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

  Comparison of Results of Operations for the Fiscal Years Ended March 31, 2007 and 2008

        Revenues.    Our consolidated revenues increased $194.9 million, or 47.6% from $409.4 million for the fiscal year ended March 31, 2007, to $604.3 million for the fiscal year ended March 31, 2008. The increase was primarily due to $51.4 million of increased revenue attributable to expanding demand for passport services for the Department of State's Bureau of Consular Affairs, $45.1 million of increased revenue attributable to the acquisition of Techrizon, $27.3 million of increased revenue attributable to production and engineering services provided under various SPAWAR programs, $14.7 million of increased revenue attributable to information systems support provided to the U.S. Marine Corps, including software engineering and technology services for the Marine Corps Recruiting Command, and $15.0 million of increased revenue attributable to specialized engineering and technology services provided to the U.S. Army Aviation and Missile Command, or AMCOM, and the U.S. Army Program Executive Officer for Simulation, Training, and Instrumentation, or PEO STRI, and $14.5 million of increased revenues attributable to our immigration and nationalization services for the U.S. Citizenship and Immigration Services. The balance of $26.9 million was a result of continued growth providing enterprise integration and operational support services for the Department of Defense, and ongoing logistics support for the Army's equipment reset effort in the United States and abroad.

        Cost of Revenues.    Our cost of revenues increased $168.6 million, or 49.1%, from $343.6 million for the fiscal year ended March 31, 2007, to $512.2 million for the fiscal year ended March 31, 2008. This increase was primarily the result of additional costs attributable to revenues generated by Techrizon operations, in addition to the cost of revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 84.8% of total revenues for the fiscal year ended March 31, 2008, as compared to 83.9% of total revenues for the fiscal year ended March 31, 2007. This increase was primarily the result of start-up costs associated with the ramp up of new contracts awarded during the year and FAS 123(R) share-based payment expenses.

        Selling, General and Administrative.    Our selling, general and administrative expense increased $6.5 million, or 21.3%, from $30.7 million for the fiscal year ended March 31, 2007, to $37.2 million for the fiscal year ended March 31, 2008. This increase was primarily due to higher selling, general and administrative expenses to support expanding operations from organic and acquired growth, FAS 123(R) share-based payment expenses, higher recruiting costs to expand our workforce, and additional costs associated with legal, audit, tax, and Sarbanes-Oxley compliance services. Selling, general and administrative expenses represented 6.2% of total revenues for the fiscal year ended March 31, 2008, as compared to 7.5% of total revenues for the fiscal year ended March 31, 2007. This decrease was primarily the result of continued realization of efficiencies in our corporate infrastructure.

        Amortization of Deferred Compensation.    Our amortization of deferred compensation decreased $4.8 million, or 94.7%, from $5.1 million for the fiscal year ended March 31, 2007, to $0.3 million for fiscal year ended March 31, 2008. The decrease was primarily attributable to the amortization expense related to the acceleration of the vesting period of restricted stock grants in connection to our initial public offering in October 2006.

        Depreciation and Amortization.    Our depreciation and amortization expense increased $1.3 million, or 23.4%, from $5.4 million for the fiscal year ended March 31, 2007, to $6.7 million for the fiscal year ended March 31, 2008. Approximately $0.8 million of the increase was related to the amortization of intangible assets primarily associated with the Techrizon acquisition. The remainder of the increase was associated with depreciation of Techrizon assets and increased capital expenditures and leasehold improvements during fiscal 2008.

        Other Income or Expense.    Our other expense was $0.5 million for the fiscal year ended March 31, 2007, which was primarily related to changes in market value and cancellation of our interest rate swap agreements. Our other income for the fiscal year ended March 31, 2008 was less than $0.1 million.

        Interest Expense, Net.    Our net interest expense decreased $2.1 million from $5.9 million for the fiscal year ended March 31, 2007, to $3.8 million for the fiscal year ended March 31, 2008. The decrease in net interest expense was due to the repayment of term loan borrowings and a lower overall borrowing rate.

        Net Income.    Our net income increased $15.5 million or 144.6%, from $10.7 million for the fiscal year ended March 31, 2007, to $26.2 million for the fiscal year ended March 31, 2008. The increase in net income was attributable to increased profits from internal revenue growth, lower interest expense and profits related to the Techrizon operations.

  Comparison of Results of Operations for the Fiscal Years Ended March 31, 2006 and 2007

        Revenues.    Our consolidated revenues increased $124.6 million, or 43.8% from $284.8 million for the fiscal year ended March 31, 2006, to $409.4 million for the fiscal year ended March 31, 2007. Increased revenues of $78.6 million were attributable to Morgan related contracts that include specialized engineering and technology services provided to AMCOM and PEO STRI. Increased revenues of $46 million were related to continued growth providing enterprise integration and operational support services for the Department of Defense, expanding demand for passport services for the Department of State's Bureau of Consular Affairs, including the completion of the Arkansas Passport Center, and ongoing logistics support for the Army's equipment reset effort in the United States and abroad.

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

        Impairment of Intangible Assets.    An impairment charge of $3.6 million related to the CCI and FSC trade names was recorded for the fiscal year ended March 31, 2006 and none was recorded for the fiscal year ended March 31, 2007.

        Other Income or Expense.    Our other income was $0.1 million for the fiscal year ended March 31, 2006, which was primarily related to favorable changes in market value of our interest rate swap agreements. Our other expense was $0.5 million for the fiscal year ended March 31, 2007, which was primarily related to changes in market value and cancellation of our interest rate swap agreements.

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

Inflation

        We do not believe that inflation has had a material effect on our business for the three years ended March 31, 2008.

Liquidity and Capital Resources

        Our primary liquidity needs are to finance the costs of operations pending the billing and collection of accounts receivable, to service our debt, to make capital expenditures and to make selective strategic acquisitions. Based upon our current operations, we expect that our cash flow from operations, together with amounts we are able to borrow under our Amended Credit Agreement, will be adequate to meet our anticipated needs for the foreseeable future. In addition, we expect that our cash flow from operations will be adequate to meet all contractual obligations under the Amended Credit Agreement and our operating leases. Although we have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance these acquisitions.

  Cash Flow

        Accounts receivable represents our largest working capital requirement. We bill most of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and our ability to manage our vendor payments.

	Year Ended March 31,
	2006	2007	2008
	(in millions)
Net cash provided by operating activities	$10.2	$16.0	$21.1
Net cash used in investing activities	$(86.6)	$(4.3)	$(34.4)
Net cash provided by financing activities	$76.4	$1.0	$0.9

        Net cash provided by operating activities of $21.1 million for the fiscal year ended March 31, 2008 primarily reflected our net income plus depreciation and amortization expenses for that period and a $24.5 million increase in accrued expenses, partially offset by a $46.1 million increase in accounts receivable. The increases in accrued expenses and accounts receivable were primarily the result of the Techrizon acquisition and increased demand and volume under our existing contracts. Net cash provided by operating activities of $16.0 million for fiscal 2007 primarily reflected our net income plus depreciation and amortization expenses and amortization of deferred compensation for that period, partially offset by a $28.3 million increase in accounts receivable, a $7.3 million increase in accounts payable and a $9.1 million increase in accrued expenses. Net income and increases in accounts receivable, accrued expenses and accounts payable were primarily attributable to Morgan contracts and organic growth. Depreciation and amortization expenses were primarily related to the amortization of intangible assets associated with the acquisition of Morgan. The amortization of deferred compensation was primarily attributable to the acceleration of the vesting period of restricted stock grants in connection with our initial public offering. Net cash provided by operating activities of $10.2 million for the fiscal year ended March 31, 2006 primarily reflected net income for that period, excluding the effects of non-cash depreciation and amortization expense and impairment of assets of $3.1 million and $3.6 million, respectively, and an increase of $8.0 million in accrued expenses, partially offset by a $8.3 million increase in accounts receivable and a $3.4 million decrease in accounts payable.

        Net cash used in investing activities of $34.4 million for the fiscal year ended March 31, 2008, consisted of $30.6 million to complete the acquisition of Techrizon and $3.8 million in capital expenditures to support our expanding operations. Net cash used in investing activities of $4.3 million for the fiscal year ended March 31, 2007, consisted primarily of the purchase of equipment in the ordinary course of business. Net cash used in investing activities of $86.6 million in the fiscal year ended March 31, 2006, consisted of a $80.6 million to complete the acquisition of Morgan, a $0.6 million earnout payment in connection with our acquisition of CCI and $5.5 million to purchase equipment in the ordinary course of business and leasehold improvements and investments in technology related to our new headquarters facility.

        Net cash provided by financing activities of $0.9 million for the fiscal year ended March 31, 2008 primarily consisted of $2.5 million of proceeds from the exercise of stock options, partially offset by repayments of our term debt and the purchase of treasury stock. Net cash provided by financing activities of $1.0 million for the fiscal year ended March 31, 2007 primarily consisted of $71.8 million in net proceeds from the sale of stock in our initial public offering and $2.0 million in proceeds received from the exercise of stock options, partially offset by $10.4 million of net repayments of our line of credit and $62.3 million of repayments on our long-term debt. Net cash provided by financing activities of $76.4 million for the fiscal year ended March 31, 2006 primarily consisted of $100.0 million of borrowings under our credit facility to finance the acquisition of Morgan, partially offset by $10.8 million used to repay our line of credit, $8.8 million used to repay a long-term note and $4.5 million to repurchase stock, primarily from our ESOP.

  Credit Agreement and Borrowing Capacity

        On October 10, 2007, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement, or Amended Credit Agreement, with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The Amended Credit Agreement amends and restates our previous credit agreement entered into in February 2006. In connection with the Amended Credit Agreement, we paid fees of approximately $0.5 million.

        The Amended Credit Agreement increased the amount of the lenders' aggregate commitment under the facility from $87.0 million to $187.0 million, which includes a $150.0 million revolving credit facility and a $37.0 million term loan. The term loan commitment matures on January 31, 2012 and the revolving commitment terminates on October 31, 2012. The Amended Credit Agreement also increased the letter of credit commitment from $5.0 million to $10.0 million, increased the swing line facility from $5.0 million to $20.0 million and eliminated the requirement to hedge a portion of our outstanding indebtedness under our senior credit facility.

        Under the terms of the Amended Credit Agreement, we are entitled to request an increase in the size of the Amended Credit Agreement by an amount not greater than $125.0 million in the aggregate. If any lender elects not to increase its commitment under the Amended Credit Agreement, we may designate another bank or other financial institution to become a party to the Amended Credit Agreement.

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

        In addition, the Amended Credit Agreement provides that we are required to meet the following financial covenants:

  •
  a fixed charge coverage ratio as of the end of any fiscal quarter of not less than 1.35 to 1.00, based upon the ratio of (i) consolidated EBITDA (as defined in the Amended Credit Agreement) less the actual amount paid by us and our subsidiaries in cash on account of capital expenditures and taxes to (ii) the sum of consolidated interest expense for such period, scheduled principal payments required to be made on consolidated total debt during such period and certain restricted payments paid during such period, in each case measured for the four consecutive fiscal quarters ending on or immediately prior to such date; and

  •
  a leverage ratio not greater than 3.75 to 1.00, based upon the ratio of (i) consolidated total debt to (ii) consolidated EBITDA (as defined in the Amended Credit Agreement, in each case measured for the four consecutive fiscal quarters ending on or immediately prior to such date).

        As of March 31, 2008, we had $36.5 million of term loan indebtedness and no revolving indebtedness outstanding under Amended Credit Agreement. As of March 31, 2008, our borrowing availability under our revolving credit facility was $149.9 million (including outstanding letters of credit). As of March 31, 2008, we were in compliance with all covenants under the Amended Credit Agreement. The obligations under Amended Credit Agreement are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

        We have relatively low capital expenditure requirements. Our capital expenditures were $3.8 million, $3.9 million and $5.5 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Substantially all of the expenditures consisted of leasehold improvements and purchases of office equipment.

Contractual Obligations

        The future scheduled contractual payments at March 31, 2008 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$36,500	$1,000	$2,000	$33,500	$—
Long-term interest payments(1)	5,155	1,399	2,682	1,074	—
Capital lease obligations	431	219	192	20	—
Operating lease obligations(2)	63,216	11,058	19,600	14,017	18,541
Liabilities for uncertain tax positions (3)	885	331	251	119	184

Total	$106,187	$14,007	$24,725	$48,730	$18,725

(1)
Interest estimated at rates prevalent on March 31, 2008.

(2)
Leases for facilities and equipment.

(3)
Tax liability resulting from adoption of Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109, in April 2007.

Off-Balance Sheet Arrangements

        We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of March 31, 2008.

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (FSP) FAS 157-1 amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under Statement 13, and FSP FAS 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not believe the adoption of SFAS 157 will have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for us in fiscal 2009, and it may be applied prospectively. Early adoption is permitted, provided we also elect to apply the provisions of SFAS 157. We do not intend to adopt the elective provisions of SFAS 159. We do not believe the provisions of SFAS 159 will have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) changes the requirements for an acquiring entity's recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the application of the provisions of SFAS 141(R) will have on our financial position and results of operations.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Account Standards No. 161, Disclosure about Derivative Instruments and hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 expands and amends the disclosure requirement for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of determining what effect, if any, the application of the provisions of SFAS 161 will have on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

        Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of March 31, 2008, all of the outstanding debt under our senior credit facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering 50.0% of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our senior credit facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our annual cash interest expense on that portion of our outstanding debt not covered by the interest rate swap by $0.4 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of Stanley, Inc. are included on pages F-1 through F-28 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of March 31, 2008, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008. The effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Management's assessment of internal control over financial reporting excluded Techrizon, which was acquired during the fiscal year. The revenues and net income of Techrizon represented approximately 7% and 18% of our consolidated financial statement amounts for the fiscal year ended March 31, 2008, and the net and total assets of Techrizon represented approximately 2% and 4%, respectively, of our consolidated financial statement amounts as of March 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Stanley, Inc.
Arlington, Virginia

        We have audited the internal control over financial reporting of Stanley, Inc. and subsidiaries (the "Company") as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Techrizon LLC, which was acquired on April 1, 2007 and whose financial statements constitute 2% and 4% of net and total assets, respectively, 7% of revenues, and 18% of net income of the consolidated financial statement amounts as of and for the year ended March 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Techrizon LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2008 of the Company and our report dated May 23, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 and FASB Statement No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 23, 2008

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

        The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

        We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2008 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference from our 2008 Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference from our 2008 Proxy Statement under the captions "Executive Compensation" and "Director Compensation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference from our 2008 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference from our 2008 Proxy Statement under the captions "Certain Related—Person Transactions" and "Independence of the Board of Directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by Item 14 is hereby incorporated by reference from our 2008 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees and Services."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this Report

  1.
  The following financial statements are filed herewith:

      Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Financial Statement Schedule

      Consolidated Statements of Income for the Fiscal Years ended March 31, 2006, 2007, and 2008

      Consolidated Balance Sheets as of March 31, 2007 and 2008

      Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years ended March 31, 2006, 2007, and 2008

      Consolidated Statements of Cash Flows for the Fiscal Years ended March 31, 2006, 2007, and 2008

      Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedule

      Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits

      The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Stanley, Inc.*
3.2	Amended and Restated Bylaws of Stanley, Inc.*
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)
10.1
1995 Stock Incentive Plan, as Amended as of October 11, 2001 (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134053), filed June 26, 2006)†
10.2
Executive Deferred Compensation and Equity Incentive Plan, as of January 30, 2002 (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)†
10.3
Amendment No. 1 to Executive Deferred Compensation and Equity Incentive Plan, as of June 28, 2006 (incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)†
10.4
Executive Deferred Compensation and Equity Incentive Plan Trust, as of March 5, 2004 (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)†

10.5
2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)†
10.6	Amendment No. 1 to 2006 Omnibus Incentive Compensation Plan*†
10.7	Amendment No. 2 to 2006 Omnibus Incentive Compensation Plan*†
10.8	Form of Restricted Stock Agreement under the 2006 Omnibus Incentive Compensation Plan*†
10.9	Form of Incentive Stock Option Agreement under the 2006 Omnibus Incentive Compensation Plan*†
10.10	Form of Nonqualified Stock Option Agreement under the 2006 Omnibus Incentive Compensation Plan*†
10.11	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 10, 2007*
21.1	List of subsidiaries of Stanley, Inc*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

†
Denotes management contract or compensation plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY, INC.
/s/ PHILIP O. NOLAN Philip O. Nolan Chairman, President and Chief Executive Officer (Principal Executive Officer) May 27, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ PHILIP O. NOLAN Philip O. Nolan Chairman, President and Chief Executive Officer (Principal Executive Officer) May 27, 2008
/s/ BRIAN J. CLARK Brian J. Clark Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) May 27, 2008
/s/ THOMAS R. FRADETTE Thomas R. Fradette Vice President and Corporate Controller (Principal Accounting Officer) May 27, 2008
/s/ GEORGE H. WILSON George H. Wilson Executive Vice President, Strategic Operations and Director May 27, 2008

/s/ WILLIAM E. KARLSON William E. Karlson Senior Vice President, Outsourcing Solutions and Director May 27, 2008
/s/ LAWRENCE A. GALLAGHER Lawrence A. Gallagher Director May 27, 2008
/s/ JAMES C. HUGHES James C. Hughes Director May 27, 2008
/s/ JOHN P. RICEMAN John P. Riceman Director May 27, 2008
/s/ GENERAL JIMMY D. ROSS General Jimmy D. Ross, USA (Ret.) Director May 27, 2008
/s/ LT. GENERAL RICHARD L. KELLY Lt. General Richard L. Kelly, USMC (Ret.) Director May 27, 2008
/s/ CHARLES S. REAM Charles S. Ream Director May 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
Stanley, Inc.
Arlington, Virginia

        We have audited the accompanying consolidated balance sheets of Stanley, Inc. and subsidiaries (the "Company") as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanley, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 9 to the consolidated financial statements, the Company adopted, effective April 1, 2007, a new accounting standard for accounting for uncertain tax positions. As discussed in Note 12 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 23, 2008

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended March 31,
	2006	2007	2008
Revenues	$284,801	$409,411	$604,342

Operating costs and expenses:
Cost of revenues	241,357	343,628	512,243
Selling, general and administrative	19,709	30,700	37,242
Amortization of deferred compensation	790	5,082	267
Depreciation and amortization	3,057	5,424	6,695
Impairment of intangible assets	3,590	—	—

Total operating costs and expenses	268,503	384,834	556,447

Operating income	16,298	24,577	47,895
Other income (expense):
Other income (expense)	101	(478)	19
Interest expense—net	(2,441)	(5,918)	(3,779)

Total other expenses	(2,340)	(6,396)	(3,760)

Income before taxes	13,958	18,181	44,135
Provision for income taxes	(5,708)	(7,476)	(17,971)

Net income	$8,250	$10,705	$26,164

Earnings per share:
Basic	$0.58	$0.61	$1.18

Diluted	$0.51	$0.55	$1.12

Weighted average shares:
Basic	14,202	17,567	22,133

Diluted	16,096	19,458	23,414

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2007	2008
Assets
Current assets:
Cash	$12,736	$271
Accounts receivable—net	110,029	160,928
Prepaid and other current assets	1,631	4,644

Total current assets	124,396	165,843
Property and equipment—net	11,736	12,894
Goodwill	88,249	113,615
Intangible assets—net	9,417	8,088
Deferred taxes	2,010	3,343
Other assets	2,167	2,272

Total assets	$237,975	$306,055

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	24,476	29,628
Accrued expenses and other liabilities	34,438	62,649
Current portion of long-term debt	1,000	1,000
Deferred income taxes	2,646	—
Income taxes payable	917	5,836

Total current liabilities	63,477	99,113
Long-term debt—net of current portion	36,750	35,500
Other long-term liabilities	3,596	4,738

Total liabilities	103,823	139,351

Commitments and contingencies:
Stockholders' equity
Common stock, $0.01 par value—200,000,000 authorized; 21,887,564 and 22,822,697 issued and outstanding, respectively	219	228
Additional paid-in capital	76,785	83,970
Retained earnings	58,345	84,204
Accumulated other comprehensive loss	(161)	(929)
Deferred compensation	(1,036)	(769)

Total stockholders' equity	134,152	166,704

Total liabilities and stockholders' equity	$237,975	$306,055

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

" STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

	Issued Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Stock	Deferred Compensation	Stockholders' Notes Receivable	Accumulated Other Comprehensive Loss, Net of Tax	Comprehensive Income	Total
BALANCE, April 1, 2005	14,967	$150	$3,229	$39,390	946	$(4,567)	$(3,350)	$(285)	$—	$—	34,567

Purchase of common stock for Treasury	—	—	—	—	665	(4,459)	—	—	—	—	(4,459)
Contribution of Treasury stock to ESOP	—	—	1,015	—	(300)	1,485	—	—	—	—	2,500
Exercise of stock options from Treasury	—	—	(418)	—	(109)	531	—	—	—	—	113
Issuance of shares from Treasury	—	—	23	—	(41)	202	—	—	—	—	225
Restricted stock grants	—	—	(185)	—	(441)	2,080	(1,895)	—	—	—	—
Amortization of deferred compensation, net of canceled shares	—	—	—	—	15	(63)	853	—	—	—	790
Income tax benefit from employee stock transactions	—	—	194	—	—	—	—	—	—	—	194
Repayment of stockholder loans	—	—	—	—	—	—	—	209	—	—	209
Net income	—	—	—	8,250	—	—	—	—	—	8,250	8,250

BALANCE—March 31, 2006	14,967	$150	$3,858	$47,640	735	$(4,791)	$(4,392)	$(76)	$—	$8,250	$42,389

Purchase of common stock for Treasury	—	—	—	—	33	(259)	—	—	—	—	(259)
Contribution of common stock to ESOP	10	—	155	—	—	—	—	—	—	—	155
Exercise of stock options	676	7	(2,596)	—	(690)	4,606	—	—	—	—	2,017
Issuance of shares from Treasury	—	—	32	—	(30)	165	—	—	—	—	197
Restricted stock grants	—	—	6	—	(48)	279	(285)	—	—	—	—
Amortization of deferred compensation, net of canceled shares	—	—	—	—	—	—	5,082	—	—	—	5,082
Income tax benefit from employee stock transactions	—	—	1,624	—	—	—	—	—	—	—	1,624
Shares sold in initial public offering	6,235	62	71,724	—	—	—	—	—	—	—	71,786
Deferred compensation	—	—	1,441	—	—	—	(1,441)	—	—	—	—
Stock compensation expense	—	—	541	—	—	—	—	—	—	—	541
Repayment of stockholder loans, net of reclassification	—	—	—	—	—	—	—	76	—	—	76
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(161)	(161)	(161)
Net income	—	—	—	10,705	—	—	—	—	—	10,705	10,705

BALANCE—March 31, 2007	21,888	$219	$76,785	$58,345	—	$—	$(1,036)	$—	$(161)	$10,544	$134,152

Purchase of common stock for Treasury	—	—	—	—	14	(260)	—	—	—	—	(260)
Contribution of common stock to ESOP	15	—	380	—	—	—	—	—	—	—	380
Exercise of stock options	770	8	2,195	—	(14)	260	—	—	—	—	2,463
Restricted stock grants, net of forfeitures	150	1	(1)	—	—	—	—	—	—	—	—
Income tax benefit from employee stock transactions	—	—	2,513	—	—	—	—	—	—	—	2,513
Deferred compensation	—	—	—	—	—	—	267	—	—	—	267
Stock compensation expense	—	—	2,098	—	—	—	—	—	—	—	2,098
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(768)	(768)	(768)
Adoption of FIN 48	—	—	—	(305)	—	—	—	—	—	—	(305)
Net income	—	—	—	26,164	—	—	—	—	—	26,164	26,164

BALANCE—March 31, 2008	22,823	$228	$83,970	$84,204	—	$—	$(769)	$—	$(929)	$25,396	$166,704

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,250	$10,705	$26,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,057	5,424	6,695
Amortization of deferred compensation	790	5,082	267
Impairment of intangible assets	3,590	—	—
Loss on disposal of property and equipment	124	335	137
Deferred taxes	(2,855)	(853)	(4,736)
Stock contributed to employee stock ownership plan	2,500	155	380
Income tax benefit from stock-based compensation	—	1,624	2,417
Stock compensation expense	—	541	2,098
Other	35	—	—
Changes in assets and liabilities—net of acquisition effects:
Increase in accounts receivable	(8,284)	(28,297)	(46,095)
Decrease in prepaid income taxes	—	2,650	—
(Increase) decrease in prepaid expenses and other current assets	(349)	612	(1,049)
(Increase) decrease in other assets	(2,112)	628	(106)
(Decrease) increase in accounts payable	(3,411)	7,283	5,030
Increase in accrued expenses	8,040	9,148	24,464
Increase in other liabilities	866	794	7
(Decrease) increase in income taxes payable	(17)	206	5,392

Net cash provided by operating activities	10,224	16,037	21,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of CCI—net of cash acquired	(557)	—	—
Purchase of Morgan—net of cash acquired	(80,559)	(417)	—
Purchase of Techrizon—net of cash acquired	—	—	(30,563)
Acquisition of property and equipment	(5,472)	(3,865)	(3,844)

Net cash used in investing activities	(86,588)	(4,282)	(34,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit agreements	(10,805)	(10,409)	—
Borrowings on long-term debt	100,000	—	—
Repayments on long-term debt	(8,833)	(62,250)	(1,250)
Payments under capital lease obligations	(86)	(129)	(172)
Purchase of treasury stock	(4,459)	(259)	(260)
Proceeds from exercise of stock options	113	2,017	2,463
Cash repayments from stockholders	209	28	—
Net proceeds from sale of stock in initial public offering	—	71,786	—
Proceeds from sale of treasury stock	225	197	—
Excess tax benefit from share-based payments	—	—	96

Net cash (used in) provided by financing activities	76,364	981	877

NET INCREASE (DECREASE) IN CASH	—	12,736	(12,465)
CASH—Beginning of year	—	—	12,736

CASH—End of year	$—	$12,736	$271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$7,265	$6,529	$14,899

Interest	$1,994	$6,268	$3,630

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
The Company acquired certain businesses in transactions summarized as follows:
Fair value of tangible assets acquired	$16,237	$—	$5,194
Acquired amortized intangible assets	8,350	—	2,500
Acquired unamortized intangible assets	69,831	—	25,366
Cash paid, net of cash acquired	(80,559)	—	(30,563)

Liabilities assumed	$13,859	$—	$2,497

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share and per share data, or as otherwise noted)

1. DESCRIPTION OF BUSINESS

        Description of Business—Stanley, Inc., together with its subsidiaries ("Stanley" or the "Company"), is a provider of information technology services and solutions to U.S. defense and federal civilian government agencies. Stanley offers its customers solutions to support any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology. The Company has derived substantially all of its revenue from U.S. federal government agencies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company's financial position as of March 31, 2007 and 2008, its results of operations for the fiscal years ended March 31, 2006, 2007 and 2008 and its cash flows for the fiscal years ended March 31, 2006, 2007 and 2008.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Stanley's wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

        Fair Value of Financial Instruments—The fair value of accounts receivable, accounts payable, accrued expenses, note payable, and swap contract approximates their respective carrying amounts.

        Revenue Recognition—The Company recognizes revenue under its contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectibility is considered probable and can be reasonably estimated. Revenue is earned under cost-plus-fee, fixed-price and time-and-materials contracts. The Company uses a standard management process to determine whether all required criteria for revenue recognition have been met, which includes regular reviews of the Company's contract performance. This review covers, among other matters, progress against a schedule, outstanding action items, effort and staffing, quality, risks and issues, subcontract management, costs incurred, commitments, and customer satisfaction. During this review, the Company determines whether the overall progress on a contract is consistent with the effort expended.

        Contract revenue recognition inherently involves the use of estimates. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company's progress toward completing the contract. From time to time, as part of the Company's standard management process, facts develop that require the Company to revise its estimated total costs and revenues. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. The full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

        Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For level of effort or term cost-plus-fee contracts, fixed fees are

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

earned in proportion to the percentage of required effort delivered. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1).

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

        The Company's contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. Pre-contract costs related to unsuccessful contract bids are expensed in the period in which the Company is notified that the contract will not be issued.

        Disputes occasionally arise in the normal course of the Company's business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such matters, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated.

        The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. The Company is of the opinion that costs subsequently disallowed, if any, would not be significant.

        Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues. For the fiscal years ended March 31, 2006, 2007 and 2008, we derived approximately 61%, 65% and 66% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 39%, 35% and 34% of our revenues, respectively, from federal civilian government agencies. The Company's contract with the

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 19%, 15% and 16% of our revenues for the fiscal years ended March 31, 2006, 2007 and 2008, respectively. The Company's contract with the Department of the Navy for production engineering and integrations services under various SPAWAR programs accounted for approximately 9%, 12% and 12% of our revenues for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.

        Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $1.6 million, $2.2 million and $2.9 million for the fiscal years ended March 31, 2006, 2007 and 2008, respectively.

        Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets' fair value is below their carrying value. Stanley has elected December 31 as its testing date. Based on the testing performed as of December 31, 2007, the Company determined that no impairments existed as of December 31, 2007. Based on the testing performed as of December 31, 2006, the Company believed that no impairments existed as of December 31, 2006; however, in the quarter ended March 31, 2006, the Company recorded an aggregate charge of $3.6 million relating to the impairment of the CCI and FSC trade names. The impairment arose as a result of the Company having completed substantially all of the activities in connection with novating the contracts previously legally held by CCI and FSC. As such, the Company no longer ascribed any value to the CCI and FSC trade names and that portion of the identified intangibles was written off. Customer relationships and other intangibles are amortized on a straight-line basis over periods ranging from one to seven years.

        Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments exist as of March 31, 2008.

        Income Taxes—The provision for income taxes includes federal and state income taxes currently payable plus the net change during the year in the deferred tax liability or asset. The current or deferred tax consequences of all events that have been recognized in the financial statements are

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measured based on provisions of enacted tax law to determine the amount of taxes payable or refundable in future periods.

        On April 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"). FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting for interim periods and disclosures. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties as income tax expense or operating expenses. The effect of FIN 48 is further described in Note 9.

        Unbilled Receivables—Unbilled receivables include certain costs and a portion of the fee or expected profit, which is billable upon completion or closeout of the contract. Amounts not billable within one year are not significant.

        Stock-Based Compensation—As permitted under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), Stanley accounted for its stock-based compensation plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related Interpretations. Stanley adopted SFAS No. 123(R), Share-based Payment ("SFAS No. 123(R)"), on a prospective basis during the fiscal year beginning April 1, 2006. No stock-based employee compensation cost, related to stock options, is reflected in net income for the fiscal year ended March 31, 2006. The effect of SFAS No. 123(R) is further described in Note 12.

        Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are included in the computation of basic earnings per share only after the shares vest. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. The weighted average number of common shares outstanding is computed as follows:

	Fiscal Year Ended March 31,
	2006	2007	2008
Basic weighted average common shares outstanding	14,202	17,567	22,133
Effect of stock options and unvested restricted stock grants	1,894	1,891	1,281

Diluted weighted average common shares outstanding	16,096	19,458	23,414

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Derivative Instruments and Hedging Activities—In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying consolidated balance sheets at March 31, 2007 and 2008. For qualifying cash flow hedges, the effective portion of derivative gains and losses is recorded as a component of other comprehensive income and is reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings.

        On March 15, 2004, Stanley entered into a swap agreement to reduce exposure to interest rate fluctuations on our floating rate debt commitments. Under this interest rate swap agreement, the interest rate is fixed with respect to specified amounts of notional principal. Stanley's exposure under this agreement was limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due. On March 27, 2006, Stanley entered into three additional swap commitments. Under these swap agreements, which became effective April 1, 2006, the interest rate was fixed with respect to specified amounts of notional principal. Stanley's exposure under these agreements was limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due. The interest rate swap agreement entered into on March 15, 2004 had a maturity date of December 13, 2013, a fixed rate of 3.49% and a notional amount of $7.3 million prior to its termination effective October 25, 2006. The interest rate swap agreements entered into on March 27, 2006 with maturity dates of April 1, 2007, April 1, 2008 and April 2, 2012, fixed interest rates of 5.27%, 5.29% and 4.92%, and notional amounts of $10.0 million, $10.0 million, and $30.0 million, respectively, were terminated effective October 25, 2006 resulting in a combined net realized gain of $0.1 million.

        As required by its senior credit facility dated February 16, 2006, Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at March 31, 2008 of $1.5 million has been reported in "Accrued expenses and other liabilities" with an offset, net of tax, included in "Accumulated other comprehensive income" in the Consolidated Balance Sheet. None of the $1.5 million unrealized loss was recognized in earnings during the year ended March 31, 2008 based on hedge ineffectiveness and none of the swap's unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive income will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the senior credit facility. There are currently no losses as of March 31, 2008 expected to be reclassified into earnings within the next 12 months.

        Segment Reporting—Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company's core business of providing information technology solutions and services for federal government customers. The Company does not report revenue by product or service or groups of products or services because it is impracticable to do so.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets and loss contingencies such as litigation, claims and assessments.

        Recently Issued Accounting Standards—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (FSP) FAS 157-1 amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classifications or measurement under Statement 13, and FSP FAS 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not believe the adoption of SFAS 157 will have a material impact on its financial position, results of operations, or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. Most of the provisions in SFAS 159 are elective. This statement will be effective for the Company in fiscal 2009, and it may be applied prospectively. Early adoption is permitted, provided the Company also elects to apply the provisions of SFAS 157. The Company does not intend to adopt the elective provisions of SFAS 159. The Company does not believe the provisions of SFAS 159 will have a material impact on its financial position, results of operations or cash flows.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) changes the requirements for an acquiring entity's recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 141(R) will have on its financial position and results of operations.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning on or after December 15, 2008. The Company does not currently expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 expands and amends the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 161 will have on its financial position, results of operations or cash flows.

3. ACCOUNTS RECEIVABLE

        Accounts receivable consists of the following:

	As of March 31,
	2007	2008
Billed receivables	$73,676	$120,504
Unbilled receivables
Amounts billable	33,291	35,259
Revenues recorded in excess of contract funding	3,208	5,410
Retainage and contract fee withholding	463	415
Allowance for doubtful accounts	(609)	(660)

Total	$110,029	$160,928

        Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Unbilled receivables at March 31, 2008 are expected to be billed and collected within one year, except for the $0.4 million related to retainage and fee withholding.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

4. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	As of March 31,
	2007	2008
Computers and peripherals	$4,008	$4,554
Software	1,882	2,429
Furniture and equipment	3,630	4,390
Leasehold improvements	6,417	8,270

	15,937	19,643
Less: Accumulated depreciation and amortization	(4,201)	(6,749)

Property and equipment—net	$11,736	$12,894

Property and equipment included above that are under capital lease obligations include:
Software	$569	$637
Furniture and equipment	80	176
Less: Accumulated amortization	(158)	(328)

Total	$491	$485

5. GOODWILL AND INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2007 and 2008 are as follows:

Balance as of March 31, 2006	$87,832
Goodwill acquired during the year in connection with the Morgan acquisition	417

Balance as of March 31, 2007	$88,249
Goodwill acquired during the year in connection with the Techrizon acquisition	25,366

Balance as of March 31, 2008	$113,615

        The components of acquired other intangible assets as of March 31, 2007, are as follows:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets subject to amortization:
Customer relationships	$6,580	$(3,707)	$2,873
Noncompete agreements	1,910	(1,210)	700
Backlog and contracts	7,540	(1,696)	5,844

Total	$16,030	$(6,613)	$9,417

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The components of acquired other intangible assets as of March 31, 2008, are as follows:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets subject to amortization:
Customer relationships	$6,580	$(4,740)	$1,840
Noncompete agreements	2,010	(1,778)	232
Backlog and contracts	9,940	(3,924)	6,016

Total	$18,530	$(10,442)	$8,088

        Aggregate amortization expense of other intangible assets was $1.5 million, $3.2 million and $3.8 million for the years ended March 31, 2006, 2007 and 2008, respectively. Other intangible assets are being amortized on a straight-line basis over a period of 1 to 7 years.

        Estimated amortization expense is as follows for the periods indicated:

Years Ending March 31,
2009	$3,305
2010	2,631
2011	1,832
2012	320
Thereafter	—

Total	$8,088

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	As of March 31,
	2007	2008
Accrued payroll costs	$9,778	$20,534
Accrued contract costs	19,131	34,759
Accrued indirect costs	2,807	3,923
Other payables	2,722	3,433

Total accrued expenses and other current liabilities	$34,438	$62,649

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

7. DEBT

	As of March 31,
	2007	2008
Borrowings under the term loan and revolving line of credit:
Revolving line of credit	$—	$—
Term loan	37,750	36,500

Total debt	37,750	36,500
Less: Current portion	(1,000)	(1,000)

Debt—net of current portion	$36,750	$35,500

        On October 10, 2007, Stanley entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The agreement amends and restates the previous credit agreement entered into in February 2006. The amended credit agreement increased the amount of the lenders' aggregate commitment under the facility from $87.0 million to $187.0 million, which includes a $150.0 million revolving credit facility and a $37.0 million term loan. The term loan commitment matures on January 31, 2012 and the revolving commitment terminates on October 31, 2012. The agreement also increased the letter of credit commitment from $5.0 million to $10.0 million, increased the swing line facility from $5.0 million to $20.0 million and eliminated the requirement to hedge a portion of the Company's outstanding indebtedness under its senior credit facility. In connection with the agreement, Stanley paid fees of approximately $0.5 million.

        The amended credit agreement contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; repurchases of shares of capital stock and options to purchase shares of capital stock; transactions with affiliates; sale and leaseback transactions; and restricted payments.

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

        As of March 31, 2008, Stanley's borrowing availability under its $150.0 million revolving credit facility was $149.9 million (including outstanding letters of credit). At March 31, 2008, the Company

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

7. DEBT (Continued)

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

        As of March 31, 2008, Stanley had $36.5 million of term loan indebtedness and no revolving indebtedness outstanding under its senior credit facility, with a weighted-average interest rate of approximately 7.77% and 6.52% for the fiscal years ended March 31, 2007 and 2008, respectively. The total interest expense associated with Stanley's senior credit facility for fiscal year ended March 31, 2008 was $4.1 million, which included $0.4 million of deferred financing costs. The following is a schedule of the Company's contractual payments under its senior credit facility as of March 31, 2008.

Fiscal Year Ending March 31,	Payment Amount
2009	$1,000
2010	1,000
2011	1,000
2012	33,500

Total	$36,500

8. ACQUISTIONS

        On April 1, 2007, Stanley acquired 100 percent of the outstanding membership interests in Techrizon, LLC ("Techrizon"), a premier provider of software, training, simulation and information security solutions, through the Company's wholly-owned subsidiary Oklahoma Acquisition Corp., for $30.3 million, net of cash acquired, and financed the acquisition with a combination of existing cash and borrowings under the Company's senior credit facility. Additionally, acquisition-related costs of $0.3 million were incurred.

        The acquisition combined the specialized expertise of Techrizon with Stanley's proven systems integration capabilities. The two companies provide complementary information technology services and together offer an expanded suite of solutions for the Company's combined customer base. Techrizon provides support to the U.S. Army's Communications-Electronics Life Cycle Management Command and the Fires Center of Excellence. Techrizon has also provided support to the U.S. Army's Field Artillery School since 1976.

        In accordance with SFAS No. 141, Business Combinations ("SFAS No. 141"), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Techrizon have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $25.4 million has been allocated to goodwill, based upon the excess of the purchase price over the $2.7 million estimated fair value of net tangible assets and $2.5 million of other identifiable intangible assets. All of the amount allocated to goodwill—$25.4 million, is expected to be deductible for tax purposes.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

8. ACQUISTIONS (Continued)

        Included in identifiable intangibles arising from the Techrizon acquisition are $1.6 million, $0.8 million and $0.1 million related to customer contracts and relationships, order backlog, and non-compete agreements, respectively. The weighted-average amortization period for total other identifiable intangible assets is 4 years. The weighted-average amortization period for customer contracts and relationships, order backlog, and non-compete agreements is 5 years, 2 years and 3 years, respectively. No residual value has been assumed at the end of their useful lives.

        The following unaudited pro forma financial information presents consolidated results of operations data for the year ended March 31, 2007, as if the acquisition of Techrizon had occurred on April 1, 2006. The pro forma information is provided based on historical data that does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of the future results of operations of the combined entity. The pro forma financial information reflects the provision for federal and state income taxes at the Company's effective rate of 41.1% for Techrizon's historical data. Prior to the acquisition, Techrizon was a limited liability company with all income, losses and tax credits flowing through to the individual members.

Year Ended March 31, 2007
Revenue	$439,958
Net income	$12,662
Basic earnings per share	$0.72
Diluted earnings per share	$0.65

        On February 16, 2006, Stanley acquired 100 percent of the outstanding common shares of Morgan Research Corporation ("Morgan"), a privately-held technology company providing engineering and technology services to the federal government, for $76.0 million in cash at closing plus an additional $6.2 million in working capital and other purchase price adjustments. Stanley financed the acquisition through term loan borrowings under its senior credit facility.

        This acquisition provides the Company with a presence in Huntsville, Alabama, which, as a result of the Department of Defense's Base Realignment and Closure program, or BRAC, will be the new headquarters of the Army Materiel Command, the Army Space and Missile Defense Command and a substantial portion of the Missile Defense Agency. In addition, this acquisition combined the specialized engineering and technology expertise of Morgan with the Company's existing systems integration capabilities, providing the Company with additional key prime contract vehicles and enabling the Company to provide complementary information technology and systems engineering services and an expanded suite of solutions to its customers.

        The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the results of Morgan have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $69.8 million has been allocated to goodwill, based upon the excess of the purchase price over the $2.4 million estimated fair value of net tangible assets and $8.4 million of other identifiable

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

8. ACQUISTIONS (Continued)

intangible assets. None of the amount allocated to goodwill—$69.8 million, is expected to be deductible for tax purposes.

        Included in identified intangibles arising from the Morgan acquisition are $6.2 million, $1.3 million and $0.8 million related to customer contracts and relationships, order backlog, and non-compete agreements, respectively. The weighted-average amortization period for total other identifiable intangible assets is 5 years. The weighted-average amortization period for customer contracts and relationships, order backlog and non-compete agreements is 5 years, 5 years and 2 years, respectively. No residual value has been assumed at the end of their useful lives.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of the acquisition.

	Morgan	Techrizon
Current assets	$15,606	$5,041
Property and equipment, net	448	153
Other assets	183	—
Goodwill	69,831	25,366
Identified intangibles	8,350	2,500

Total assets acquired	94,418	33,060
Current liabilities	9,792	2,497
Other liabilities	4,067	—

Total liabilities assumed	13,859	2,497

Net assets acquired	$80,559	$30,563

9. INCOME TAXES

        The provision for Federal and State income taxes for fiscal years ended March 31 consists of the following:

	2006	2007	2008
Current income taxes:
Federal	$7,001	$7,560	$18,635
State	1,562	769	3,699
Foreign	—	—	373

	8,563	8,329	22,707

Deferred income taxes:
Federal	(2,174)	(1,150)	(3,623)
State	(681)	297	(740)
Foreign	—	—	(373)

	(2,855)	(853)	(4,736)

	$5,708	$7,476	$17,971

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

9. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at March 31 are as follows:

	2007		2008
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued vacation	$1,202	$—	$2,513	$—
Bad debts	253	—	273	—
Unbilled revenue	—	(4,113)	—	(1,545)
Foreign tax credits	—	—	331	—
Prepaids	—	(230)	—	(502)
Other	242	—	655	—

Total current	1,697	(4,343)	3,772	(2,047)

Noncurrent:
Equity compensation	2,160	—	2,538	—
Depreciation	—	(1,636)	—	(650)
Foreign tax credits	—	—	523	—
Intangibles	—	(1,588)	—	(1,426)
Morgan contracts	391	—	261	—
Leasehold improvements	2,104	—	1,466	—
Other	579	—	631	—

Total noncurrent	5,234	(3,224)	5,419	(2,076)

Total	$6,931	$(7,567)	$9,191	$(4,123)

        A reconciliation of the statutory Federal income tax rate with Stanley's effective income tax rate at March 31 is as follows:

	2006	2007	2008
Statutory Federal rate	35.00%	35.00%	35.00%
State income taxes—net of Federal income tax benefit	4.91	4.07	4.45
Equity Compensation	—	1.65	0.65
Other	0.98	0.39	0.62

Effective tax rates	40.89%	41.11%	40.72%

        Adoption of FIN 48—In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting for interim periods, and disclosures. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination by a taxing authority. The amount recognized is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

9. INCOME TAXES (Continued)

related to tax uncertainties as income tax expense or operating expenses. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        The Company adopted the provisions of FIN 48 on April 1, 2007. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company's tax years for 2004, 2005 and 2006 are subject to examination by domestic tax authorities and for 1998 through 2007 by foreign tax authorities. As a result of the implementation of FIN 48, the Company recognized a decrease of $0.3 million to retained earnings, an increase of $0.5 million to net deferred tax assets, a decrease to income taxes payable of $0.1 million and an increase in liabilities of $0.5 million for unrecognized tax benefits and $0.4 million for interest and penalties.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits in thousands is as follows:

Unrecognized tax benefit—April 1, 2007	$453
Gross increase—tax positions in prior periods	22
Gross increases—tax positions in current period	410
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefit—March 31, 2008	$885

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as interest expense and operating expenses, respectively. As of April 1, 2007 and March 31, 2008, the Company had approximately $0.4 million and $0.5 million of accrued expenses related to interest and penalties, respectively.

        The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $0.5 million as of April 1, 2007 and $0.9 million as of March 31, 2008.

10. EMPLOYEE STOCK OWNERSHIP PLAN

        Stanley maintains an Employee Stock Ownership Plan ("ESOP") designed to provide employee ownership of the Company's stock. The ESOP is generally available to all U.S. employees and is funded by periodic discretionary contributions approved by the board of directors.

        Contributions to the ESOP for the year ended March 31, 2006, were $2.5 million, all of which was contributed in the form of 150,000 shares, 75,000 shares and 75,000 shares of Stanley's common stock with a fair value, at the date of the contribution, of $7.83, $8.26 and $9.93 per share, respectively.

        Contributions to the ESOP for the year ended March 31, 2007 , were $0.2 million, all of which was contributed in the form of 10,000 shares of Stanley's common stock with a fair value, at the date of the contribution, of $15.47 per share.

        Contributions to the ESOP for the year ended March 31, 2008 , were $0.4 million, all of which was contributed in the form of 15,000 shares of Stanley's common stock with a fair value, at the date of the contribution, of $25.32 per share.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

10. EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

        Prior to its initial public offering, Stanley determined the fair market value of its stock utilizing various methods, including obtaining a third-party valuation. The fair market value per common share held by the ESOP was $9.93 as of March 31, 2006. The fair market value per common share held by the ESOP was $15.60 and $29.46 as of March 31, 2007 and 2008, respectively.

11. 401(K) PLAN

        Stanley maintains a 401(k) plan for substantially all its employees. Employees may elect to defer up to the maximum amount permissible under the IRS code. After employees have completed a year of service, the Company matches 100% of the first 3% deferred and 50% of the next 2% deferred. Company matching contributions are immediately vested.

        Contributions by the Company to the 401(k) plan were $2.3 million, $3.3 million and $4.3 million for the years ended March 31, 2006, 2007 and 2008, respectively.

12. STOCKHOLDERS' EQUITY

Common Stock

        Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share equally in any dividends declared, if any, by the board of directors.

        Stanley purchased 327,060 shares from 15 of its shareholders, 33,000 shares from one of its shareholders and 14,490 shares from one of its shareholders during the years ended March 31, 2006, 2007 and 2008, respectively. The shares were recorded at market value and presented as treasury shares.

        Stanley exchanged 338,250 shares from the ESOP for cash during the year ended March 31, 2006.

Initial Public Offering

        On October 23, 2006, Stanley completed its initial public offering of 5.3 million shares (6.3 million shares including shares sold by selling stockholders) at a price of $13.00 per share. After full exercise of the underwriters' over-allotment option to purchase an additional 945,000 shares from the Company, aggregate net proceeds to the Company after underwriting discounts and offering expenses borne by the Company were approximately $71.8 million. On October 23, 2006, the Company paid down $61.5 million of long-term debt with a portion of the net proceeds from the offering.

Deferred Compensation and Stock Options

        Under the 2006 Omnibus Incentive Compensation Plan, which was adopted in July 2006 (the "Omnibus Plan"), Stanley is authorized to provide awards for a maximum of 4,000,000 shares of common stock to any director, officer, employee or consultant. The Omnibus Plan allows for cash awards, restricted stock awards, restricted stock units, stock appreciation rights, performance units, fully vested shares, option awards and other equity-related awards. Vesting periods of these awards vary. Except as otherwise determined by the board of directors, the option awards may not have an exercise price less than the fair market value of the common stock on the date the option is granted.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

12. STOCKHOLDERS' EQUITY (Continued)

        Prior to the adoption of the Omnibus Plan, Stanley was authorized, under the Executive Deferred Compensation and Equity Incentive Plan (the "Executive Plan"), to provide awards for a maximum of 15,000,000 shares of common stock to key employees and non-employee directors. The Executive Plan allowed for cash awards, restricted stock awards, restricted stock trust awards and option awards. Vesting periods of these awards varied. Holders of restricted stock awards granted under the Executive Plan have voting rights with respect to the awards. The Trustees of the restricted stock trust awards have voting rights with respect to the trust awards. The option awards granted under the Executive Plan have exercise prices that range from 85% to 110% of the fair market value of the common stock on the date the option was granted.

        Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the prospective-transition method. Under that transition method, compensation cost recognized in the years ended March 31, 2007 and 2008 includes compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS No. 123(R) using the accounting principles originally applied to those awards.

        For the years ended March 31, 2008, 2007 and 2006, the Company recorded $2.1 million, $0.5 million and $0.0 million share-based payment expense. As of March 31, 2008, there was $5.1 million of unrecognized compensation cost related to share-based compensation arrangements that are expected to vest. The weighted average period over which expense is expected to be realized is 2.4 years.

        The Company has presented all tax benefits resulting from stock-based compensation awarded prior to the adoption of SFAS No. 123(R) as operating cash flows in the accompanying Consolidated Statements of Cash Flows. The tax benefits associated with share-based compensation in effect prior to the adoption of SFAS No. 123(R) were $1.6 million and $2.4 million for the fiscal years ended March 31, 2007 and 2008, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS No. 123(R), the tax benefits in excess of the compensation cost recognized are classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for under SFAS No. 123(R) were zero and $0.1 million for the fiscal years ended March 31, 2007 and 2008, respectively, and are disclosed within financing activities in the accompanying Consolidated Statements of Cash Flows.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on a weighted-average of the historical volatilities of similar public entities. The valuation model includes assumed forfeiture rates of 7.5 to 12.6 percent. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of "plain vanilla" for

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

12. STOCKHOLDERS' EQUITY (Continued)

purposes of applying the simplified method. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	As of March 31,
	2006	2007	2008
Volatility	0.0%	35.8%	34.2-34.5%
Expected Dividends	0.0%	0.0%	0.0%
Risk-free interest rate	4.8%	4.6-5.1%	1.7-4.3%
Expected term (years)	7.5	3.3-6.5	3.5

        A summary of stock option activity during the years ended March 31, 2006, 2007 and 2008 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2005	2,279,940	$1.47
Granted during the year	445,500	$5.17
Exercised during the year	(109,020)	$1.03
Forfeited during the year	(31,800)	$3.46

Outstanding, March 31, 2006	2,584,620	$2.10
Granted during the year	813,750	$8.00
Exercised during the year	(1,365,384)	$1.48	$16,576
Forfeited during the year	(18,000)	$5.77

Outstanding, March 31, 2007	2,014,986	$4.87
Granted during the year	570,125	$16.21
Exercised during the year	(784,636)	$3.14	$16,998
Forfeited during the year	(191,000)	$9.83

Outstanding, March 31, 2008	1,609,475	$9.15	$32,694

        A summary of unvested stock options for the year ended March 31, 2008 is as follows:

	Shares	Weighted Average Fair Value
Unvested stock options at April 1, 2007	783,000	$3.52
Granted during the year	570,125	$5.07
Vested during the year	(151,500)	$3.52
Forfeited during the year	(191,000)	$3.99

Unvested stock options at March 31, 2008	1,010,625	$4.30

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

12. STOCKHOLDERS' EQUITY (Continued)

        An option summary as of March 31, 2008 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at March 31, 2008	1,609,475	$9.15	5.4	$32,694

Exercisable at March 31, 2008	598,850	$3.79	5.1	$15,370

Unvested at March 31, 2008, net of expected forfeitures	934,828	$12.32	5.5	$16,024

        The following table summarizes information about stock options outstanding at March 31, 2008:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Number Exercisable
1.44	63,000	1.0	63,000
1.78	88,800	2.2	88,800
1.68	5,940	3.6	5,940
2.05	4,890	4.5	4,890
2.35	119,800	5.1	119,800
2.80	3,570	5.3	3,570
3.33	6,000	5.9	6,000
3.33	84,000	6.1	84,000
3.72	2,700	6.3	2,700
4.22	81,050	7.1	81,050
5.50	8,500	7.6	8,500
6.56	18,000	7.9	18,000
6.56	14,000	8.0	14,000
7.86	455,900	8.1	75,500
8.65	119,250	3.1	20,250
7.86	7,500	3.2	1,500
15.90	1,350	0.2	1,350
15.26	476,625	4.1	—
20.10	10,000	4.4	—
28.97	16,500	4.5	—
27.43	7,500	4.5	—
27.63	3,600	4.5	—
26.88	3,000	4.9	—
27.11	8,000	5.0	—

	1,609,475		598,850

        During the years ended March 31, 2007 and 2008, there were no modifications to share-based payment transactions.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

12. STOCKHOLDERS' EQUITY (Continued)

        During the year ended March 31, 2008, the Company granted 570,125 stock option awards with a vesting period of three years. The options were issued with a weighted-average exercise price of $16.21. The total intrinsic value of options exercised during the year ended March 31, 2008 was $17.0 million.

        During the year ended March 31, 2008, the Company granted 165,882 restricted stock awards at a weighted-average fair value of $16.21 per share with a vesting period of three years. During the year ended March 31, 2008, 15,915 restricted stock awards were forfeited. The assumed forfeiture rates applicable to the restricted shares granted in the year ended March 31, 2008 were zero to five percent.

        Prior to the adoption of SFAS No. 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately, $0.3 million of compensation expense was recognized during the year ended March 31, 2008. The remaining deferred compensation of $0.8 million will be amortized over the remaining three year vesting period of the awards.

13. COMMITMENTS AND CONTINGENCIES

        Operating Leases—Stanley leases buildings and equipment under various operating leases with lease terms ranging from one month to ten years. The rental payments under certain of the leases are based on a minimum rental plus a percentage of the operating expenses. The following is a schedule of the future minimum lease payments required under operating leases that have initial non-cancelable lease terms in excess of one year as of March 31, 2008:

Fiscal Year Ending March 31,	Minimum Lease Commitments
2009	$11,058
2010	10,401
2011	9,199
2012	7,103
2013	6,914
Thereafter	18,541

Total	$63,216

        Total rent expense for the fiscal years ended March 31, 2006, 2007 and 2008 was $5.6 million, $6.8 million and $8.7 million, respectively.

        Capital Leases—Stanley has capital lease arrangements for certain office equipment and software licenses that are included in property and equipment in the accompanying balance sheets in the amount of $0.5 million, net of accumulated depreciation, at March 31, 2007 and 2008. The assets under capital leases are amortized on a straight-line basis over their useful lives. The obligations are collateralized by the related leased equipment.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments required under the capital leases at March 31, 2008, are as follows:

Fiscal Year Ending March 31,	Minimum Lease Commitments
2009	$219
2010	168
2011	24
2012	12
2013	8

Total Minimum lease payments	431
Less: Amount representing interest	(45)

Present value of minimum lease payments	386
Less: Current portion	(192)

Long-term portion	$194

        Contract Cost Audits—Substantially all payments to Stanley under cost-reimbursable contracts are provisional payments subject to potential adjustments upon audit by the Defense Contract Audit Agency. Audits through December 31, 2004 have been completed. In the opinion of management, adjustments resulting from the audits of all subsequent years are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

14. UNAUDITED QUARTERLY FINANCIAL DATA

        Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2007 and 2008 are presented in the table below.

	June 30	September 30	December 31	March 31
	(in thousands, except per share data)
Fiscal 2008
Revenues	$133,481	$150,239	$147,083	$173,539
Operating income	10,045	11,592	12,236	14,022
Net income	5,364	6,335	6,751	7,714
Basic EPS	$0.24	$0.29	$0.31	$0.35
Diluted EPS	$0.23	$0.27	$0.29	$0.33
Fiscal 2007
Revenues	$92,555	$98,191	$102,023	$116,642
Operating income	6,095	6,855	3,083	8,544
Net income	2,484	2,422	1,260	4,539
Basic EPS	$0.17	$0.16	$0.06	$0.21
Diluted EPS	$0.15	$0.15	$0.06	$0.20

STANLEY, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Allowance for Doubtful Accounts

	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
2006	847	322	—	(250)	919
2007	919	247	20	(577)	609
2008	609	369	—	(318)	660

QuickLinks

STANLEY, INC. FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2008 TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
INDUSTRY AND MARKET DATA
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
STANLEY, INC. AND SUBSIDIARIES Consolidated Statements of Income (in thousands, except per share amounts)
STANLEY, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share data)
STANLEY, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
STANLEY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (in thousands, except share and per share data, or as otherwise noted)
STANLEY, INC. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts (in thousands)
Allowance for Doubtful Accounts