Form 10-Q
period 2008-06-27
Stanley, Inc.
filed 2008-08-05
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

(703) 684-1125

(Registrant’s telephone number,

 including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2008, there were 22,463,343 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 27, 2008

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	June 27, 2008	June 30, 2007
Revenues	$172,566	$133,481

Operating costs and expenses:
Cost of revenues	145,760	112,329
Selling, general and administrative	10,659	9,423
Amortization of deferred compensation	62	75
Depreciation and amortization	1,779	1,609
Total operating costs and expenses	158,260	123,436
Operating income	14,306	10,045

Other income (expense):
Other income	2	—
Interest expense - net	(411)	(1,062)
Total other expenses	(409)	(1,062)
Income before taxes	13,897	8,983

Provision for income taxes	(5,580)	(3,619)
Net income	$8,317	$5,364

Earnings per share:
Basic	$0.37	$0.24
Diluted	$0.35	$0.23

Weighted-average shares:
Basic	22,676	21,898
Diluted	23,649	23,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 27, 2008	March 31, 2008
Assets

Current assets:
Cash	$5,677	$271
Accounts receivable - net	156,251	160,928
Prepaid and other current assets	6,756	4,644
Total current assets	168,684	165,843

Property and equipment - net	16,291	12,894
Goodwill	113,615	113,615
Intangible assets - net	7,209	8,088
Deferred taxes	3,061	3,343
Other assets	2,287	2,272
Total assets	$311,147	$306,055

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,458	$29,628
Accrued expenses and other liabilities	66,376	62,649
Current portion of long-term debt	1,000	1,000
Income taxes payable	2,696	5,836
Total current liabilities	89,530	99,113

Long-term debt — net of current portion	35,500	35,500
Other long-term liabilities	6,979	4,738
Total liabilities	132,009	139,351

Commitments and contingencies:
Stockholders’ equity
Common stock, $0.01 par value — 200,000,000 shares authorized; 23,448,941 and 22,822,697 issued, respectively	234	228
Additional paid-in capital	87,627	83,970
Retained earnings	92,521	84,204
Accumulated other comprehensive loss	(522)	(929)
Less: Treasury stock; 595 and 0 shares at cost, respectively	(15)	—
Deferred compensation	(707)	(769)
Total stockholders’ equity	179,138	166,704
Total liabilities and stockholders’ equity	$311,147	$306,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended
	June 27,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,317	$5,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,779	1,609
Amortization of deferred compensation	62	75
Loss on disposal of property and equipment	13	14
Deferred taxes	41	—
Income tax benefit from stock-based compensation	1,889	442
Stock compensation expense	1,063	378
Changes in assets and liabilities – net of acquisition effects:
Decrease (increase) in accounts receivable	4,677	(7,063)
Increase in prepaid expenses and other current assets	(2,148)	(1,522)
(Increase) decrease in other assets	(14)	212
Decrease in accounts payable	(10,170)	(6,242)
Increase (decrease) in accrued expenses	3,297	(1,480)
Increase in other liabilities	2,467	229
(Decrease) increase in income taxes payable	(3,140)	1,573
Net cash provided by (used in) operating activities	8,133	(6,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Techrizon – net of cash acquired	—	(30,519)
Acquisition of property and equipment	(3,369)	(1,346)
Net cash used in investing activities	(3,369)	(31,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	—	25,664
Repayments on long-term debt	—	(250)
Payments under capital lease obligations	(54)	(40)
Purchase of treasury stock	(196)	(260)
Proceeds from exercise of stock options	542	436
Other	350	(10)
Net cash provided by financing activities	642	25,540

NET INCREASE (DECREASE) IN CASH	5,406	(12,736)
CASH — Beginning of period	271	12,736
CASH — End of period	$5,677	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$6,546	$1,584
Interest	$501	$898

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease incentive	$942	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	June 27, 2008	June 30, 2007
Net income	$8,317	$5,364

Other comprehensive income:
Unrealized gain on interest rate swap	402	211
Translation adjustments	5	—
Total other comprehensive income	407	211
Comprehensive income	$8,724	$5,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(in thousands, except share and per share data, or as otherwise noted)

1.  DESCRIPTION OF BUSINESS

Stanley, Inc., together with its subsidiaries (“Stanley” or the “Company”), is a provider of information technology services and solutions to U.S. defense and federal civilian government agencies. Stanley offers its customers solutions to support any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology. The Company derives substantially all of its revenue from U.S. federal government agencies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of June 27, 2008, and its results of operations and its cash flows for the three months ended June 27, 2008 and June 30, 2007. The results of operations for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

Reporting Periods—The Company’s fiscal year begins on April 1 and ends on March 31. For the fiscal years ending prior to April, 1, 2008, the Company’s fiscal quarters ended on the last day of the third calendar month. For fiscal years beginning after April 1, 2008, the Company’s first three fiscal quarters end on the thirteenth Friday after the first day of the quarter and the fourth quarter will end on March 31. Fiscal quarters will typically be thirteen weeks. The first quarter of fiscal year 2009 ended on June 27, 2008. The Company does not believe that there is a material impact of the comparability of the periods presented.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For level of effort or term cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of required effort delivered. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45, Accounting for Long-Term Construction-Type Contracts (“ARB 45”) and American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).

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

Disputes occasionally arise in the normal course of the Company’s business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such matters, whether claims or unapproved change orders in the process of being negotiated, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated.

The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues. For the three months ended June 27, 2008 and June 30, 2007, we derived approximately 63% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 37% and 32% of our revenues, respectively, from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, and with the Department of the Navy for production engineering and integration services under various SPAWAR programs, accounted for approximately 16% and 11% of our revenues for the three months ended June 27, 2008, respectively.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $0.9 million and $0.7 million for the three months ended June 27, 2008 and June 30, 2007, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected December 31 as its testing date. Based on the testing performed as of December 31, 2007, the Company determined that no impairments existed as of December 31, 2007. Customer relationships and non-competition agreements, backlog and contracts are amortized on a straight-line basis over periods ranging from five to seven years and two to five years, respectively.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments existed as of June 27, 2008.

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

	Three Months Ended
	June 27, 2008	June 30, 2007
	(in thousands)
Basic weighted-average common shares outstanding	22,676	21,898
Effect of stock options and unvested restricted stock grants	973	1,463
Diluted weighted-average common shares outstanding	23,649	23,361

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

Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at June 27, 2008 of $0.8 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated balance sheets. None of the $0.8 million unrealized loss was recognized in earnings during the three months ended June 27, 2008 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive loss will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the senior credit facility. As of June 27, 2008, the estimated net amount of existing losses expected to be reclassified into earnings within the next 12 months is zero.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, carrying amount and useful lives of long-lived assets, valuation allowances for accounts receivable and deferred tax assets, software development costs and loss contingencies such as litigation, claims and assessments.

Recently Adopted Accounting Pronouncements— In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities and expands related disclosures. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

Effective April 1, 2008, the Company adopted SFAS 157 for all financial instruments accounted for at fair value on a recurring basis. SFAS 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

As of June 27, 2008, the financial liability measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuations whose inputs are observable. The following table summarizes the financial liability measured at fair value on a recurring basis as of June 27, 2008 and the level it fall within the fair value hierarchy:

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	June 27. 2008
Liabilities:
Interest rate swap	$—	$793	$—	$793

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 deferring the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is assessing the impact the adoption of SFAS 157 for nonfinancial assets and liabilities will have on its financial position, results of operations or cash flows.

Recently Issued Accounting Standards— In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquiring entity’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 141(R) will have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not currently expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands and amends the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 161 will have on its financial position, results of operations or cash flows.

3.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	June 27, 2008	March 31, 2008
Billed receivables	$106,228	$120,504
Unbilled receivables:
Amounts billable	47,568	35,259
Revenues recorded in excess of contract funding	2,867	5,410
Retainage and contract fee withholding	420	415
Allowance for doubtful accounts	(832)	(660)
Total	$156,251	$160,928

Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at June 27, 2008 are expected to be billed and collected within one year except for approximately $0.4 million.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	June 27, 2008	March 31, 2008
Computers and peripherals	$4,819	$4,554
Software	2,727	2,429
Furniture and equipment	4,761	4,390
Leasehold improvements	11,529	8,270
	23,836	19,643

Less: Accumulated depreciation and amortization	(7,545)	(6,749)
Property and equipment — net	$16,291	$12,894

Property and equipment included above that are under capital lease obligations include:
Software	$637	$637
Furniture and equipment	176	176
Less: Accumulated depreciation	(372)	(328)
Total	$441	$485

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	June 27, 2008	March 31, 2008
Accrued payroll-related costs	$18,381	$20,534
Accrued contract costs	38,983	34,759
Accrued indirect costs	5,058	3,923
Other payables	3,954	3,433
Total accrued expenses	$66,376	$62,649

6.  DEBT

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

As of June 27, 2008, Stanley had $36.5 million of term loan indebtedness and $0.0 million of revolving indebtedness outstanding under its senior credit facility, with a weighted-average interest rate of approximately 3.81% and 7.29% for the three months ended June 27, 2008 and June 30, 2007, respectively. As of June 27, 2008, Stanley’s borrowing availability under its $150.0 million revolving credit facility was $149.9 million (including outstanding letters of credit). At June 27, 2008, the Company was in compliance with all covenants under its senior credit facility. The obligations under its senior credit facility are unconditionally guaranteed by each of its existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

7.  ACQUISITION

On April 1, 2007, Stanley acquired Techrizon, LLC (“Techrizon”), a premier provider of software, training, simulation and information security solutions, for $30.3 million, net of cash acquired, and financed the acquisition with a combination of existing cash and borrowings under its senior credit facility. Additionally, acquisition related costs of $0.3 million were incurred.

The acquisition combined the specialized expertise of Techrizon with Stanley’s proven systems integration capabilities. The two companies provide complementary information technology services and together offer an expanded suite of solutions for the Company’s combined customer base. Techrizon provides support to the U.S. Army’s Communications-Electronics Life Cycle Management Command and Fires Center of Excellence. Techrizon has also provided support to the U.S. Army’s Field Artillery School since 1976.

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Techrizon have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $25.4 million has been allocated to goodwill, based upon the excess of the purchase price over the $2.7 million estimated fair value of net tangible assets and $2.5 million has been assigned to other identifiable intangible assets. The entire amount allocated to goodwill is expected to be deductible for tax purposes.

Included in identifiable intangibles arising from the Techrizon acquisition are $1.6 million, $0.8 million and $0.1 million related to customer contracts and relationships, order backlog and non-compete agreements, respectively. The weighted average amortization period for customer contracts and relationships, order backlog and non-compete agreements is five years, two years and three years, respectively. No residual value has been assumed at the end of their useful lives.

8.  STOCKHOLDERS’ EQUITY

Common Stock

Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share in dividends declared, if any, by the board of directors.

Stanley purchased 7,715 shares of treasury stock from its stockholders for $0.2 million during the three months ended June 27, 2008. The shares were recorded at market price using the cost method of accounting.

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

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the prospective-transition method. Under that transition method, compensation cost recognized in the three months ended June 27, 2008 includes compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS
No.123(R) using the accounting principles originally applied to those awards.

The Company has presented all tax benefits resulting from stock-based compensation awarded prior to the adoption of SFAS No. 123(R) as operating cash flows in the accompanying unaudited condensed consolidated statements of cash flows. The tax benefits associated with share-based compensation in effect prior to the adoption of SFAS No. 123(R) were $1.9 million and $0.4 million for the three months ended June 27, 2008 and June 30, 2007, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS No. 123(R), the tax benefits in excess of the compensation cost recognized are classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for after the adoption of SFAS No. 123(R) were $0.4 million and five thousand dollars for the three months ended June 27, 2008 and June 30, 2007, respectively, and are disclosed within the financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on a weighted-average of the historical volatilities of similar public entities. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of “plain vanilla” for purposes of applying the simplified method. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not issued dividends in the past nor does it currently intend to issue dividends in the near future.

	Three Months Ended
	June 27, 2008	June 30, 2007
Expected volatility	32.3%	34.5%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.5	3.5
Risk-free rate	2.6%	4.1%

During the three months ended June 27, 2008, the Company granted 378,385 stock option awards at a weighted-average exercise price of $25.15, which reflects the fair market value of the shares on the date of grant. These options vest ratably over three years and have a contractual term of five years. The options have a weighted-average fair value of $6.86 per share. The weighted-average fair value of stock option awards granted during the three months ended June 27, 2008 and June 30, 2007, as determined by the Black-Scholes-Merton closed-form option-pricing model, was $6.86 and $4.80, respectively. The stock option awards that vested during the three months ended June 27, 2008 and June 30, 2007 had a combined fair value of $1.2 million and $0.1 million, respectively.

A summary of option activity for the year ended March 31, 2008 and the three months ended June 27, 2008 is presented below.

Options	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2007	2,014,986	$4.87
Granted	570,125	$16.21
Exercised	(784,636)	$3.14	$16,998
Forfeited	(191,000)	$9.83
Outstanding at April 1, 2008	1,609,475	$9.15
Granted	378,385	$25.15
Exercised	(56,407)	$9.61	$1,125
Forfeited	(39,212)	$10.57
Outstanding at June 27, 2008	1,892,241	$12.30	$39,882

A summary of nonvested stock option activity for the three months ended June 27, 2008 is presented below.

Nonvested Options	Number of Shares	Weighted-Average Fair Value
Outstanding at April 1, 2008	1,010,625	$4.30
Granted	378,385	$6.86
Vested	(278,694)	$4.19
Forfeited	(37,862)	$4.04
Outstanding at June 27, 2008	1,072,454	$5.24

A summary of vested stock options and stock options expected to vest at June 27, 2008 is presented below.

Options	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Exercisable	819,787	$6.21	4.9	$22,271
Expected to vest	992,020	$16.96	5.1	$16,291
Exercisable and expected to vest	1,811,807

Prior to fiscal 2009, the Company primarily granted restricted stock awards to employees that vest ratably over the service period. Beginning in fiscal 2009, in addition to time vested awards, the Company granted certain restricted stock awards that vest only if the Company meets certain revenue and earnings targets determined by the Board of Directors. During the three months ended June 27, 2008, the Company granted 534,714 restricted stock awards at a weighted-average fair value of $25.12 per share with a vesting period of four years provided the Company meets the revenue and earnings targets. Additionally, during the three months ended June 27, 2008, the Company granted 37,651 restricted stock awards at a weighted-average fair value of $25.15 per share that vest ratably over three years. The weighted-average fair value of restricted stock awards granted during the three months ended June 27, 2008 and June 30, 2007 was $25.12 and $15.26, respectively. The restricted stock awards that vested during the three months ended June 27, 2008 and June 30, 2007 had a combined fair value of $0.7 million and $0.0 million, respectively.

A summary of restricted stock activity for the three months ended June 27, 2008 is presented below.

Restricted Stock	Number of Shares	Weighted-Average Fair Value
Outstanding at April 1, 2008	149,967	$16.17
Granted	581,365	$25.12
Vested	(43,427)	$15.26
Forfeited	(4,408)	$15.26
Outstanding at June 27, 2008	683,497	$23.85

During the three months ended June 27, 2008 and June 30, 2007, the Company recognized $1.1 million and $0.4 million of share-based compensation costs, respectively. As of June 27, 2008, there was $20.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Prior to the adoption of SFAS No. 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation in aggregate of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately, $0.1 million of compensation expense was recognized during the three months ended June 27, 2008. The remaining deferred compensation of $0.7 million will be amortized over the remaining three year vesting period of the awards.

9.  COMMITMENTS AND CONTINGENCIES

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

10.  SUBSEQUENT EVENTS

Acquisition of Oberon Associates Inc.— On July 15, 2008, Stanley completed its acquisition of Oberon Associates, Inc. (“Oberon”), an engineering, intelligence operations and information technology services company. The acquisition was consummated pursuant to an Agreement and Plan of Merger, dated June 10, 2008 (the “Merger Agreement”), by and among Stanley, Oberon, Omaha Acquisition Corporation, a newly-formed and wholly-owned subsidiary of Stanley (“Merger Sub”), and certain shareholders of Oberon. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Oberon, with Oberon continuing as the surviving corporation and as Stanley’s wholly-owned subsidiary. Under the terms of the Merger Agreement, Stanley acquired all of the outstanding equity interests in Oberon for a purchase price of approximately $170 million, net of approximately $3 million of cash acquired. This amount is subject to review in the 60 calendar days following the closing and is potentially subject to further net working capital and other adjustments based on the results of that review.

Partial Exercise of Accordion Feature of Amended and Restated Credit Agreement— On July 15, 2008, Stanley exercised, in part, the accordion option feature under its Amended and Restated Credit Agreement, dated as of October 10, 2007 (“Credit Agreement”), to increase the aggregate commitment under the revolving credit facility contemplated by the Credit Agreement by $69.1 million. The exercise of the accordion feature increased the amount of the lenders’ current aggregate commitment under the facility from $186.5 million to $255.6 million, which includes a $219.1 million revolving credit facility and a $36.5 million term loan.

Immediately following the foregoing exercise of the accordion feature under the Credit Agreement, Stanley borrowed $174.0 million under the revolving credit facility and used the proceeds to fund the acquisition of Oberon, as described above. Stanley paid aggregate lender fees equal to $0.6 million in connection with the exercise of the accordion feature.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included in this Form 10-Q and our annual report on Form 10-K for the fiscal year ended March 31, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to, those listed in the “Risk Factors” section of this Report, as well as in our Annual Report on Form 10-K for the year ended March 31, 2008, filed by us with the Securities and Exchange Commission on May 28, 2008. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of June 27, 2008, we had more than 200 active contractual engagements across 44 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

Key Metrics Evaluated By Management

We manage and assess the performance of our business by evaluating a variety of financial and non-financial metrics derived from and in addition to our United States generally accepted accounting principles, or GAAP, results. The most significant of these metrics are discussed below.

Revenue Growth

We closely monitor revenue growth in order to assess the performance of our business. In monitoring our revenue growth, we focus on both internal revenue growth and revenue growth through acquisitions. Our internal revenue growth is driven primarily by two factors. First, internal revenue growth is driven by adding new customers. For example, over the past several years we have added the Department of the Treasury’s Office of the Comptroller of the Currency, the National Guard Bureau, the Department of Transportation and agencies in the intelligence community as new customers. Second, internal revenue growth is driven by increasing revenues under existing contracts and task orders with customers. For example, since the initial award of our contract with the Department of State for the provision of passport processing and support services, the scope of services provided by us, and the revenues generated by those services, have grown significantly.

Our revenue growth strategy also includes the pursuit of strategic acquisitions. We have completed the following six acquisitions since 2000:

Acquired Company	Date of Acquisition

GCI Information Services, Inc.	January 2000
CCI, Incorporated	September 2002
Fuentez Systems Concepts, Inc.	December 2003
Morgan Research Corporation	February 2006
Techrizon, LLC	April 2007
Oberon Associates, Inc.	July 2008

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of
	June 27, 2008	June 30, 2007
	(in millions)
Backlog:
Funded	$308.5	$241.5
Unfunded	1,687.9	744.5
Total Backlog	$1,996.4	$986.0

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

Contract Mix

We work with the federal government under contracts employing one of three types of price structures: cost-plus-fee, time-and-materials and fixed-price. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Because the customer usually specifies the type of contract for a particular contractual engagement, we generally do not influence the choice of contract type. However, where we do have the opportunity to influence the contract type, and where customer requirements are clear, we prefer time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements because time-and-materials and fixed-price contracts, as compared with cost-plus-fee contracts, generally provides us with a greater opportunity to generate higher margins and provides the customer with a fixed value for services provided. Our successful recompete win of the contract with the Department of State to support passport production and services has changed from a cost-plus-fee contract type to a time-and-materials contract type. This change has resulted in an increase to our percentage of time-and-materials contracts and a corresponding reduction in the percentage of cost type contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Three Months Ended
	June 27, 2008	June 30, 2007
Cost-plus-fee	33%	48%
Time-and-materials	47%	36%
Fixed-price	20%	16%

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended June 27, 2008, we reported DSO of 83 days, an increase from 82 days we reported for the fiscal year ended March 31, 2008. The increase in DSO was primarily the result of higher average receivables balances during the quarter and the timing of receipts from two customers with new payment processing systems being implemented.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts, and actual results may differ from the estimates. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included in this report. We consider the following accounting policies to be critical to the understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, and are the most important to our financial condition and operating results.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill. Rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Based on the testing performed as of December 31, 2007, we determined that no impairments existed as of December 31, 2007. Customer relationships and non-competition agreements, backlog and contracts are amortized on a straight-line basis over periods ranging from five to seven years and two to five years, respectively.

Results of Operations

Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition. The following unaudited tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Three Months Ended
Consolidated Statements of Income Data	June 27, 2008	June 30, 2007
Revenues	$172,566	$133,481
Operating costs and expenses:
Cost of revenues	145,760	112,329
Selling, general and administrative	10,659	9,423
Amortization of deferred compensation	62	75
Depreciation and amortization	1,779	1,609
Total operating costs and expenses	158,260	123,436
Operating income	14,306	10,045
Other income (expense):
Other income (expense)	2	—
Interest expense—net	(411)	(1,062)
Total other expenses	(409)	(1,062)
Income before taxes	13,897	8,983
Provision for income taxes	(5,580)	(3,619)
Net income	$8,317	$5,364

	Three Months Ended
As a Percentage of Revenues	June 27, 2008	June 30, 2007
Revenues	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	84.5	84.2
Selling, general and administrative	6.2	7.0
Amortization of deferred compensation	—	0.1
Depreciation and amortization	1.0	1.2
Total operating costs and expenses	91.7	92.5
Operating income	8.3	7.5
Other income (expense):
Other income (expense)	—	—
Interest expense—net	(0.2)	(0.8)
Total other expenses	(0.2)	(0.8)
Income before taxes	8.1	6.7
Provision for income taxes	(3.3)	(2.7)
Net income	4.8%	4.0%

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

Our depreciation and amortization expenses include the amortization of purchased intangibles in connection with acquisitions, the amortization of leasehold improvements and the depreciation of property and equipment purchased in the ordinary course of business.

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

Comparison of Results of Operations for the Three Months Ended June 27, 2008 and June 30, 2007

Revenues.  Our consolidated revenues increased $39.1 million, or 29.3%, from $133.5 million for the three months ended June 30, 2007, to $172.6 million for the three months ended June 27, 2008. The increase was primarily due to $12.0 million of increased revenues attributable to our contract with the U.S. Citizenship and Immigration Services, $9.9 million of increased revenues attributable to expanding demand for passport services for the Department of State’s Bureau of Consular Affairs, $5.5 million of increased revenues attributable to systems and software engineering services for the U.S. Army’s Communications-Electronics Life Cycle Management Command and Fires Center of Excellence, $2.1 million of increased revenues attributable to contracts that include specialized engineering and technology services provided to the U.S. Army Aviation and Missile Command (“AMCOM”), $1.7 million of increased revenues attributable to information systems support provided to the U.S. Marine Corps, to include software and network engineering services for the Marine Corps Recruiting Command (“MCRC”), and $0.9 million of increased revenues attributable to production and engineering services under various SPAWAR programs. The balance of the increased revenues of $7.0 million was primarily related to continued growth providing enterprise integration and operational support services for the Department of Defense, and ongoing logistics support for the Army’s equipment reset effort in the United States and abroad.

Cost of Revenues.  Our cost of revenues increased $33.5 million, or 29.8%, from $112.3 million for the three months ended June 30, 2007, to $145.8 million for the three months ended June 27, 2008. This increase was primarily the result of additional costs attributable to revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 84.5% of revenues for the three months ended June 27, 2008, as compared to 84.2% of revenues for the three months ended June 30, 2007. This increase was primarily the result of start-up costs associated with the ramp up of new contracts and SFAS 123(R) share-based payment expenses.

Selling, General and Administrative.  Our selling, general and administrative expense increased $1.3 million, or 13.1%, from $9.4 million for the three months ended June 30, 2007, to $10.7 million for the three months ended June 27, 2008. This increase was primarily due to higher selling, general and administrative expenses to support expanding operations from organic and acquired growth, SFAS 123(R) share-based payment expenses, higher recruiting costs to expand our workforce, and additional costs associated with legal, internal and external audit, and tax compliance services. Selling, general and administrative expenses represented 6.2% of revenues for the three months ended June 27, 2008, as compared to 7.0% of revenues for the three months ended June 30, 2007. This decrease was primarily the result of continued realization of efficiencies in our corporate infrastructure.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.2 million, or 10.5%, from $1.6 million for the three months ended June 30, 2007, to $1.8 million for the three months ended June 27, 2008. The increase in depreciation and amortization was primarily due to depreciation expense associated with capital expenditures and leasehold improvements.

Interest Expense, Net.  Our net interest expense decreased $0.7 million from $1.1 million for the three months ended June 30, 2007, to $0.4 million for the three months ended June 27, 2008. The decrease in net interest expense was due to the repayment of borrowings under our senior credit facility and a lower overall borrowing rate.

Net Income.  Our net income increased $2.9 million from $5.4 million for the three months ended June 30, 2007, to $8.3 million for the three months ended June 27, 2008. The primary reasons for the increase in net income were higher operating income, lower interest expense and a slightly lower effective income tax rate.

Liquidity and Capital Resources

As of June 27, 2008, we had approximately $5.7 million in available cash. On July 15, 2008, we exercised, in part, the accordion option feature under the Credit Agreement to increase the aggregate commitment under the revolving credit facility contemplated by the Credit Agreement by $69.1 million.  The exercise of the accordion feature increased the amount of the lenders’ current aggregate commitment under the facility from $186.5 million to $255.6 million, which facility as a result includes a $219.1 million revolving credit facility and a $36.5 million term loan.  Immediately following the foregoing exercise of the accordion feature under the Credit Agreement, we borrowed approximately $174.0 million under our senior credit facility to fund the purchase of Oberon Associates, Inc., and paid aggregate lender fees equal to $0.6 million in connection with the exercise of the accordion feature.  All other terms of the Credit Agreement remained unchanged.  We have both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements.  We generally consider our short-term liquidity requirements to consist primarily of funds necessary to finance the costs of operations pending the billing and collection of accounts receivable. We expect to meet our short-term liquidity needs through existing cash balances and cash provided by our operations and, if necessary, from borrowings under our senior credit facility.

Long-Term Liquidity Requirements.  We generally consider our long-term liquidity requirements to consist primarily of funds necessary to pay scheduled debt maturities, non-recurring capital expenditures and the costs associated with acquisitions that we may pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including cash provided by operations, equity offerings and borrowings under our senior credit facility.

We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, borrowing restrictions imposed by existing lenders and general market conditions. In addition, our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but the equity markets may not be consistently available on terms that are attractive, or at all.

We expect we will require additional borrowings, including borrowings under our senior credit facility, to satisfy our long-term liquidity requirements. Other sources of liquidity may be sales of common or preferred stock.

Cash Flows

Accounts receivable represents our largest working capital requirement. We bill most of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and our ability to manage our vendor payments.

	Three Months Ended
	June 27, 2008	June 30, 2007
	(in millions)
Net cash provided by (used in) operating activities	$8.1	$(6.4)
Net cash used in investing activities	$(3.4)	$(31.9)
Net cash provided by financing activities	$0.6	$25.5

Net cash provided by operating activities of $8.1 million for the three months ended June 27, 2008 primarily reflected our net income plus depreciation and amortization expenses for that period, a $4.7 million decrease in accounts receivable, $1.9 million of income tax benefits from stock compensation and $1.1 million of share-based payment expense, partially offset by a $10.2 million decrease in accounts payable. For the three months ended June 30, 2007, net cash used in operating activities of $6.4 million consisted primarily of net income plus depreciation and amortization expenses, offset by a $7.1 million increase in accounts receivable and a $6.2 million decrease in accounts payable.

Net cash used in investing activities of $3.4 million for the three months ended June 27, 2008 consisted primarily of leasehold improvements for a new facility leased in Alexandria, Virginia. Net cash used in investing activities of $31.9 million for the three months ended June 30, 2007 consisted primarily of $30.5 million for the purchase of Techrizon and $1.3 million for the purchase of property and equipment used in the ordinary course of business.

Net cash provided by financing activities of $0.6 million for the three months ended June 27, 2008 consisted primarily of $0.5 million of proceeds from the exercise of stock options. Net cash provided by financing activities of $25.5 million for the three months ended June 30, 2007 consisted primarily of $25.7 million in borrowings under the revolving portion of our senior credit facility to support the acquisition of Techrizon.

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

As of June 27, 2008, we had $36.5 million of term loan indebtedness and $0.0 million of revolving indebtedness outstanding under our senior credit facility. As of June 27, 2008, our borrowing availability under our amended $150.0 million revolving credit facility was $149.9 million (including outstanding letters of credit). As of June 27, 2008, we were in compliance with all covenants under our senior credit facility. The obligations under our senior credit facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

Our capital expenditures were $3.4 million and $1.3 million for the three months ended June 27, 2008 and June 30, 2007, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 27, 2008.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for measuring the fair value of assets and liabilities. It requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value and the information used to measure fair value. A fair value hierarchy was established to classify the inputs used in measuring fair value. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 deferring the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective April 1, 2008 we categorized our financial assets and liabilities measured at fair value by level in the hierarchy based on the priority of the inputs used in the valuation technique to measure fair value. See Note 2 to the Condensed Consolidated Financial Statements in Item 1 for expanded disclosure requirements. We are assessing the impact the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities will have on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes the requirements for an acquiring entity’s recognition and measurement of the assets acquired and liabilities assumed in a business combination. This statement is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the application of the provisions of SFAS 141(R) will have on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Account Standards No. 161, Disclosure about Derivative Instruments and hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 expands and amends the disclosure requirement for derivative instruments and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are in the process of determining what effect, if any, the application of the provisions of SFAS 161 will have on our financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of June 27, 2008, all of the outstanding debt under our senior credit facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering fifty percent of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our senior credit facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our three month interest expense on that portion of our outstanding debt not covered by the interest rate swap by less than $0.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 27, 2008, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART 2: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2008, which could materially affect our business, financial condition or future results.  We do not believe there have been any material changes in our risk factors from those disclosed in our Form 10-K for the fiscal year ended March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 - May 2, 2008	—		$—	—	—
May 3, 2008 - May 30, 2008	7,715	(1)	$25.44	—	—
May 31, 2008 - June 27, 2008	—		$—	—	—

(1) Represents shares of common stock repurchased by the Company to satisfy certain employees’ tax obligations upon the vesting of restricted stock on May 3, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 4, 2008, the Company entered into an amendment (the “Amendment Agreement”) to its Amended and Restated Credit Agreement, dated October 10, 2007, by and among the Company, a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents and the other parties thereto (the “Credit Agreement”).

Pursuant to the terms of the Amendment Agreement, during the period from August 18, 2008 until the time when the Company’s financial statements and compliance certificate for the Company’s fiscal quarter ending September 26, 2008 are required to be delivered pursuant to the terms of the Credit Agreement, the definition of Applicable Margin (as defined in the Credit Agreement) will be deemed to be 1.375% per annum for Eurodollar and index rate loans and 0.375% per annum for base rate loans, and the definition of Applicable Percentage (as defined in the Credit Agreement) will be deemed to be 0.275% per annum.

The foregoing description of the Amendment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment Agreement, a copy of which is filed as Exhibit 10.10 to this report, which is incorporated herein by reference.

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
August 4, 2008

/s/ BRIAN J. CLARK
Brian J. Clark
Executive Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)
August 4, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Stanley, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

3.2	Amended and Restated Bylaws of Stanley, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

10.1	Amendment No. 2 to 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)†

10.2	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Philip O. Nolan*†

10.3	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Brian J. Clark*†

10.4	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and George H. Wilson*†

10.5	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Gregory M. Denkler*†

10.6	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Christopher J. Torti*†

10.7	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and E. Patrick Flannery*†

10.8	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and James H. Brabston*†

10.9	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Scott D. Chaplin*†

10.10	Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August 4, 2008*

10.11

Agreement and Plan of Merger, dated June 10, 2008, by and among Stanley, Inc., Omaha Acquisition Corporation, Oberon Associates, Inc. and the Significant Shareholders named therein (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on June 10, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*                    Filed herewith

†                     Denotes management contract or compensation plan or arrangement