Form 10-Q
period 2008-09-26
Stanley, Inc.
filed 2008-10-30
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

As of October 27, 2008, there were 23,501,596 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 26, 2008

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, in particular, statements about our plans, strategies and prospects. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. References to “we,” “our” and the “Company” refer to Stanley, Inc., together in each case with our consolidated subsidiaries unless the context suggests otherwise.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in this Quarterly Report on Form 10-Q.  These forward-looking statements include, but are not limited to, statements relating to:

•      our ability to retain customers and contracts, as well as our ability to win new customers and engagements;

•      our backlog;

•      risks associated with the acquisition and integration of new companies, including our recent acquisition of Oberon Associates, Inc.;

•      our beliefs about trends in our market, available government contracts and outsourcing to companies like ours;

•      expected spending on information technology and other professional services by federal government agencies, including the Department of Defense; and

•      other risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008  in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” and in any other documents we file with the Securities and Exchange Commission.

We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

ii

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 26,	September 30,	September 26,	September 30,
	2008	2007	2008	2007
Revenues	$191,078	$150,239	$363,645	$283,720

Operating costs and expenses:
Cost of revenues	159,925	127,556	305,684	239,879
Selling, general and administrative	12,224	9,322	22,883	18,750
Amortization of deferred compensation	62	67	125	142
Depreciation and amortization	2,524	1,702	4,303	3,312
Total operating costs and expenses	174,735	138,647	332,995	262,083
Operating income	16,343	11,592	30,650	21,637

Other income (expense):
Other income	1	6	3	6
Interest expense – net	(1,759)	(1,138)	(2,171)	(2,200)
Total other expenses	(1,758)	(1,132)	(2,168)	(2,194)
Income before taxes	14,585	10,460	28,482	19,443

Provision for income taxes	(5,857)	(4,125)	(11,437)	(7,744)
Net income	$8,728	$6,335	$17,045	$11,699

Earnings per share:
Basic	$0.38	$0.29	$0.75	$0.53
Diluted	$0.37	$0.27	$0.72	$0.50

Weighted-average shares:
Basic	22,793	22,034	22,760	21,966
Diluted	23,817	23,591	23,763	23,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 26, 2008	March 31, 2008
Assets

Current assets:
Cash	$13,531	$271
Accounts receivable - net	164,040	160,928
Prepaid and other current assets	7,383	4,644
Total current assets	184,954	165,843

Property and equipment - net	18,282	12,894
Goodwill	262,513	113,615
Intangible assets - net	18,769	8,088
Deferred taxes	—	3,343
Other assets	2,727	2,272
Total assets	$487,245	$306,055

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit	$152,207	$—
Accounts payable	27,237	29,628
Accrued expenses and other liabilities	67,439	62,649
Current portion of long-term debt	1,000	1,000
Income taxes payable	1,733	5,836
Total current liabilities	249,616	99,113

Long-term debt — net of current portion	35,250	35,500
Other long-term liabilities	11,899	4,738
Total liabilities	296,765	139,351

Commitments and contingencies:
Stockholders’ equity
Common stock, $0.01 par value — 200,000,000 shares authorized; 23,486,122 and 22,822,697 issued, respectively	235	228
Additional paid-in capital	90,058	83,970
Retained earnings	101,249	84,204
Accumulated other comprehensive loss	(417)	(929)
Deferred compensation	(645)	(769)
Total stockholders’ equity	190,480	166,704
Total liabilities and stockholders’ equity	$487,245	$306,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	September 26,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,045	$11,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,303	3,312
Amortization of deferred compensation	125	142
Loss on disposal of property and equipment	137	18
Deferred taxes	98	(361)
Income tax benefit from stock-based compensation	2,201	1,519
Stock compensation expense	2,789	923
Changes in assets and liabilities – net of acquisition effects:
Decrease (increase) in accounts receivable	18,474	(16,232)
Decrease (increase) in prepaid expenses and other current assets	612	(3,160)
(Increase) decrease in other assets	(357)	324
Decrease in accounts payable	(4,205)	(3,620)
(Decrease) increase in accrued expenses	(6,301)	6,600
Increase in other liabilities	4,399	387
Decrease in income taxes payable	(6,102)	(817)
Net cash provided by operating activities	33,218	734

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Techrizon – net of cash acquired	—	(30,558)
Purchase of Oberon – net of cash acquired	(167,824)	—
Acquisition of property and equipment	(5,050)	(1,709)
Net cash used in investing activities	(172,874)	(32,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	152,207	18,494
Repayments on long-term debt	(250)	(500)
Payments under capital lease obligations	(145)	(69)
Purchase of treasury stock	(196)	(260)
Proceeds from exercise of stock options	795	1,147
Other	505	(15)
Net cash provided by financing activities	152,916	18,797

NET INCREASE (DECREASE) IN CASH	13,260	(12,736)
CASH — Beginning of period	271	12,736
CASH — End of period	$13,531	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$13,328	$9,375
Interest	$1,736	$2,041

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease incentive	$942	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 26,	September 30,	September 26,	September 30,
	2008	2007	2008	2007
Net income	$8,728	$6,335	$17,045	$11,699

Other comprehensive income:
Unrealized (loss) gain on interest rate swap	(44)	(251)	358	40
Translation adjustments	(6)	—	154	—
Total other comprehensive income	(50)	(251)	512	40
Comprehensive income	$8,678	$6,084	$17,557	$11,739

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of September 26, 2008, and its results of operations for the three and six months ended September 26, 2008 and September 30, 2007, and its cash flows for the six months ended September 26, 2008 and September 30, 2007.  The results of operations for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Reporting Periods—The Company’s fiscal year begins on April 1 and ends on March 31. For the fiscal years ending prior to April, 1, 2008, the Company’s fiscal quarters ended on the last day of the third calendar month. For fiscal years beginning after April 1, 2008, the Company’s first three fiscal quarters end on the 13th Friday after the first day of the quarter and the fourth quarter will end on March 31. Fiscal quarters will typically be 13 weeks. The second quarter of fiscal year 2009 ended on September 26, 2008. The Company does not believe that there is a material impact to the comparability of the periods presented.

Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of Stanley’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments—The fair value of accounts receivable, accounts payable, accrued expenses, debt, and the swap contract approximates their respective carrying amounts.

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

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues. For the three months ended September 26, 2008 and September 30, 2007, we derived approximately 71% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 29% and 32% of our revenues, respectively, from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, and with the Department of the Navy for production engineering and integration services under various SPAWAR programs, accounted for approximately 11% and 10% of our revenues for the three months ended September 26, 2008, respectively.

For the six months ended September 26, 2008 and September 30, 2007, we derived approximately 67% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 33% and 32% of our revenues, respectively, from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, and with the Department of the Navy for production engineering and integration services under various SPAWAR programs, accounted for approximately 13% and 10% of our revenues for the six months ended September 26, 2008, respectively.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $1.0 million and $0.7 million for the three months ended September 26, 2008 and September 30, 2007, respectively and $1.9 million and $1.4 million for the six months ended September 26, 2008 and September 30, 2007, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected December 31 as its testing date. Based on the testing performed as of December 31, 2007, the Company determined that no impairments existed as of December 31, 2007. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over periods ranging from one to five years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments existed as of September 26, 2008.

Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are included in the computation of basic earnings per share only after the shares vest. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share consider the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. The weighted-average number of common shares outstanding is computed as follows:

	Three Months Ended		Six Months Ended
	September 26, 2008	September 30, 2007	September 26, 2008	September 30, 2007
	(in thousands)
Basic weighted-average common shares outstanding	22,793	22,034	22,760	21,966
Effect of stock options and unvested restricted stock grants	1,024	1,557	1,003	1,512
Diluted weighted-average common shares outstanding	23,817	23,591	23,763	23,478

All options to purchase common stock are included in the computation of diluted earnings per share because the average fair value per common share was greater than the options’ exercise prices.

Derivative Instruments and Hedging Activities— In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying unaudited condensed consolidated balance sheet at September 26, 2008. For qualifying cash flow hedges, SFAS No. 133, as amended, holds that the effective portion of derivative gains and losses be recorded as a component of other comprehensive income and be reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings.

Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at September 26, 2008 of $0.9 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated balance sheets. None of the $ 0.9 million unrealized loss was recognized in earnings during the six months ended September 26, 2008 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive loss will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the Senior Credit Facility. As of September 26, 2008, the estimated net amount of existing losses expected to be reclassified into earnings within the next 12 months is zero.

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

As of September 26, 2008, the financial liability measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuations whose inputs are observable. The following table summarizes the financial liability measured at fair value on a recurring basis as of September 26, 2008 and the level it falls within the fair value hierarchy:

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total September
	(Level 1)	(Level 2)	(Level 3)	26, 2008
Liabilities:
Interest rate swap	$—	$865	$—	$865

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 deferring the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is assessing the impact that the adoption of SFAS 157 for nonfinancial assets and liabilities will have on its financial position, results of operations or cash flows.

Recently Issued Accounting Standards— In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R moves closer to a fair value model by requiring the acquirer to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. The Statement also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs, and requires the expensing of acquisition-related costs as incurred.

The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141R, prospective application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141R, the guidance in SFAS 141 is applied.

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

3.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	September 26, 2008	March 31, 2008
Billed receivables	$113,045	$120,504
Unbilled receivables:
Amounts billable	46,277	35,259
Revenues recorded in excess of contract funding	4,957	5,410
Retainage and contract fee withholding	427	415
Allowance for doubtful accounts	(666)	(660)
Total	$164,040	$160,928

Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at September 26, 2008 are expected to be billed and collected within one year except for approximately $0.4 million.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	September 26, 2008	March 31, 2008
Computers and peripherals	$5,242	$4,554
Software	3,737	2,429
Furniture and equipment	5,449	4,390
Leasehold improvements	12,119	8,270
	26,547	19,643

Less: Accumulated depreciation and amortization	(8,265)	(6,749)
Property and equipment — net	$18,282	$12,894

Property and equipment included above that are under capital lease obligations include:
Software	$637	$637
Furniture and equipment	170	176
Less: Accumulated depreciation	(409)	(328)
Total	$398	$485

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of	As of
	September 26, 2008	March 31, 2008
Accrued payroll-related costs	$21,033	$20,534
Accrued contract costs	31,858	34,759
Accrued indirect costs	6,503	3,923
Other payables	8,045	3,433
Total accrued expenses	$67,439	$62,649

6.  DEBT

On October 10, 2007, Stanley entered into an Amended and Restated Revolving Credit and Term Loan Agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The Amended Credit Agreement amends and restates the previous credit agreement entered into in February 2006. The Amended Credit Agreement increased the amount of the lenders’ aggregate commitment under the Senior Credit Facility from $87.0 million to $187.0 million, which includes a $150.0 million revolving credit facility (“Revolver”) and a $37.0 million term loan (“Term Loan”). The Term Loan matures on January 31, 2012 and the Revolver matures on October 31, 2012. The Amended Credit Agreement also increased the letter of credit commitment from $5.0 million to $10.0 million and increased the swing line facility from $5.0 million to $20.0 million, both of which are part of the Revolver and have the same maturity date as the Revolver.  The Amended Credit Agreement also eliminated the requirement to hedge a portion of the Company’s outstanding indebtedness under its Senior Credit Facility. In connection with the Amended Credit Agreement, Stanley paid fees of approximately $0.5 million.

On July 15, 2008, Stanley exercised, in part, the accordion option feature under the Senior Credit Facility to increase the aggregate commitment under the Revolver contemplated by the Senior Credit Facility by $69.1 million.  The exercise of the accordion feature increased the amount of the lenders’ current aggregate commitment under the Senior Credit Facility from $186.5 million to $255.6 million, which is comprised of a $219.1 million Revolver and a $36.3 million Term Loan.  Stanley paid aggregate lender fees equal to $0.6 million in connection with the exercise of the accordion feature.

Immediately following the exercise of the accordion feature under the Senior Credit Facility, Stanley borrowed under the Revolver to fund the purchase price for its acquisition of Oberon (see Note 7).

As of September 26, 2008, Stanley had $36.3 million of Term Loan indebtedness and $152.2 million of Revolver indebtedness outstanding under its Senior Credit Facility, with a weighted-average interest rate of approximately 3.75% and 7.37% for the six months ended September 26, 2008 and September 30, 2007, respectively. As of September 26, 2008, Stanley’s borrowing availability under its $219.1 million Revolver was $66.7 million (including outstanding letters of credit). At September 26, 2008, the Company was in compliance with all covenants under its Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of Stanley’s existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

7.  ACQUISITIONS

Oberon Associates, Inc.

On July 15, 2008, Stanley acquired Oberon Associates, Inc. (“Oberon”), an engineering, intelligence operations and information technology services company for approximately $167.8 million at closing, net of cash acquired, plus an additional $2.8 million in post closing net working capital and other purchase price adjustments. Stanley financed the acquisition with borrowings under its Senior Credit Facility.

Oberon provides engineering, operational intelligence and information technology support to multiple elements of the U.S. Army, in addition to the U.S. Air Force, Defense Information Systems Agency, Transportation Security Administration and several agencies throughout the intelligence community. Oberon’s areas of expertise include biometrics systems engineering, integration and operational deployment; intelligence community support; communications engineering; and information technology and enterprise data management. The acquisition of Oberon expands the range of solutions offered to the Company’s customers, bringing to Stanley biometric applications experts, functional experts within the intelligence community, and expertise in communications and information management systems.

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Oberon have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $148.9 million has been allocated to goodwill, based upon the excess of the purchase price over the $5.8 million estimated fair value of net tangible assets and $13.1 million has been assigned to other identifiable intangible assets. The Company is continuing to evaluate the fair value of the assets and liabilities of Oberon and will complete the purchase accounting entries relating to the acquisition prior to the end of the Company’s fiscal 2010 second quarter. None of the amount allocated to goodwill is expected to be deductible for tax purposes.

Included in identifiable intangibles arising from the Oberon acquisition are $10.5 million, $1.9 million and $0.7 million related to customer contracts and relationships, order backlog and non-compete agreements, respectively. The amortization period for customer contracts and relationships, order backlog and non-compete agreements is five years, two years and three years, respectively. No residual value has been assumed at the end of their useful lives.

The following unaudited pro forma financial information presents consolidated results of operations data for the three and six months ended September 26, 2008 and September 30, 2007, respectively, as if the acquisition of Oberon had occurred on April 1, 2007. The pro forma information is provided based on historical data that does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of the future results of operations of the combined entity.

	Three months ended		Six months ended
	September 26, 2008	September 30, 2007	September 26, 2008	September 30, 2007
Revenues	$195,690	$165,841	$394,309	$313,488
Net income	$7,791	$7,828	$18,958	$14,810
Basic earnings per share	$0.34	$0.36	$0.83	$0.67
Diluted earnings per share	$0.33	$0.33	$0.80	$0.63

Techrizon, LLC

On April 1, 2007, Stanley acquired 100 percent of the outstanding membership interests in Techrizon, LLC (“Techrizon”), a provider of software, training, simulation and information security solutions, for $30.3 million, net of cash acquired.  Stanley financed the acquisition with a combination of existing cash and borrowings under the Senior Credit Facility. Additionally, acquisition related costs of $0.3 million were incurred.

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

In accordance with SFAS No. 141, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Techrizon have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $25.4 million has been allocated to goodwill, based upon the excess of the purchase price over the $2.7 million estimated fair value of net tangible assets and $2.5 million has been assigned to other identifiable intangible assets. The entire amount allocated to goodwill is expected to be deductible for tax purposes.

Included in identifiable intangibles arising from the Techrizon acquisition are $1.6 million, $0.8 million and $0.1 million related to customer contracts and relationships, order backlog and non-compete agreements, respectively. The amortization period for customer contracts and relationships, order backlog and non-compete agreements is five years, two years and three years, respectively. No residual value has been assumed at the end of their useful lives.

8.  STOCKHOLDERS’ EQUITY

Common Stock

Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share in dividends declared, if any, by the board of directors.

Stanley repurchased 7,715 shares of stock from its employees for $0.2 million during the six months ended September 26, 2008. The repurchases were made to satisfy certain employees’ tax obligations upon the vesting of restricted stock on May 3, 2008. The shares were recorded at market price using the cost method of accounting.

Deferred Compensation and Stock Options

Under the 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), Stanley is authorized to provide awards for a maximum of 4,000,000 shares of common stock to directors, officers, employees or consultants. The Omnibus Plan allows for cash awards, restricted stock awards, restricted stock units, stock appreciation rights, performance units, fully vested shares, option awards and other equity-related awards. Vesting periods of these awards vary. Except as otherwise determined by the board of directors, the option awards may not have an exercise price less than the fair market value of the common stock on the date the option is granted.

Prior to July 2006, under the Executive Deferred Compensation and Equity Incentive Plan (the “Executive Plan”), Stanley was authorized to provide awards for a maximum of 15,000,000 shares of common stock to key employees and non-employee directors. The Executive Plan allowed for cash awards, restricted stock awards, restricted stock trust awards and option awards. Vesting periods of these awards varied. Holders of restricted stock awards have voting rights with respect to the awards. The trustee of the restricted stock trust awards has voting rights with respect to the trust awards. The option awards granted under the Executive Plan have exercise prices that range from 100% to 110% of the fair market value of the common stock on the date the option was granted.  No further grants under the Executive Plan will be made.

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the prospective-transition method. Under that transition method, compensation cost recognized in the six months ended September 26, 2008 includes compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS No.123(R) using the accounting principles originally applied to those awards.

The Company has presented all tax benefits resulting from stock-based compensation awarded prior to the adoption of SFAS No. 123(R) as operating cash flows in the accompanying unaudited condensed consolidated statements of cash flows. The tax benefits associated with share-based compensation in effect prior to the adoption of SFAS No. 123(R) were $2.2 million and $1.5 million for the six months ended September 26, 2008 and September 30, 2007, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS No. 123(R), the tax benefits in excess of the compensation cost recognized are classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for after the adoption of SFAS No. 123(R) were $0.5 million and five thousand dollars for the six months ended September 26, 2008 and September 30, 2007, respectively, and are included within the financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

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

A summary of the weighted average assumptions is presented below.

	Six Months Ended
	September 26, 2008	September 30, 2007
Expected volatility	32.3%	34.5%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.5	3.5
Risk-free rate	2.6%	4.6%

During the six months ended September 26, 2008, the Company granted 440,210 stock option awards at a weighted-average exercise price of $26.39, which reflects the fair market value of the shares on the date of grant. These options vest ratably over three years and have a contractual term of five years. The options have a weighted-average fair value of $7.22 per share. The weighted-average fair value of stock option awards granted during the six months ended September 26, 2008 and September 30, 2007, as determined by the Black-Scholes-Merton closed-form option-pricing model, was $7.22 and $4.21, respectively. The stock option awards that vested during the six months ended September 26, 2008 and September 30, 2007 had a combined fair value of $1.2 million and $0.5 million, respectively.

A summary of option activity for the year ended March 31, 2008 and the six months ended September 26, 2008 is presented below.

Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2007	2,014,986	$4.87
Granted	570,125	$16.21
Exercised	(784,636)	$3.14	$16,998
Forfeited	(191,000)	$9.83
Outstanding at April 1, 2008	1,609,475	$9.15
Granted	440,210	$26.39
Exercised	(81,649)	$9.74	$1,744
Forfeited	(64,714)	$13.98
Outstanding at September 26, 2008	1,903,322	$12.94	$43,426

A summary of nonvested stock option activity for the six months ended September 26, 2008 is presented below.

Nonvested Options	Number of Underlying Shares	Weighted-Average Fair Value
Outstanding at April 1, 2008	1,010,625	$4.30
Granted	440,210	$7.22
Vested	(282,027)	$4.22
Forfeited	(63,364)	$4.71
Outstanding at September 26, 2008	1,105,444	$5.46

A summary of vested stock options and stock options expected to vest at September 26, 2008 is presented below.

Options	Number of Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Exercisable	797,878	$6.15	4.6	$23,624
Expected to vest	1,022,536	$17.85	4.9	$18,317
Exercisable and expected to vest	1,820,414

Prior to fiscal 2009, the Company primarily granted restricted stock awards to employees that vest ratably over the service period. Beginning in fiscal 2009, in addition to time vested awards, the Company granted certain restricted stock awards that vest only if the Company meets certain revenue and earnings targets determined by the Board of Directors. During the six months ended September 26, 2008, the Company granted 543,714 of such performance-based restricted stock awards at a weighted-average fair value of $25.12 per share with a vesting period of four years subject to the Company meeting the revenue and earnings targets.

Additionally, during the six months ended September 26, 2008, the Company granted 53,686 restricted stock awards at a weighted-average fair value of $27.99 per share that vest ratably over periods of one to three years. The weighted-average fair value of restricted stock awards granted during the six months ended September 26, 2008 and September 30, 2007 was $25.38 and $15.69, respectively. The restricted stock awards that vested during the six months ended September 26, 2008 and September 30, 2007 had a combined fair value of $0.9 million and $0.2 million, respectively.

A summary of restricted stock activity for the six months ended September 26, 2008 is presented below.

Restricted Stock	Number of Shares	Weighted-Average Fair Value
Outstanding at April 1, 2008	149,967	$16.17
Granted	597,400	$25.38
Vested	(57,024)	$16.35
Forfeited	(7,909)	$16.64
Outstanding at September 26, 2008	682,434	$24.21

During the six months ended September 26, 2008 and September 30, 2007, the Company recognized $2.8 million and $0.9 million of share-based compensation costs, respectively. As of September 26, 2008, there was $19.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Prior to the adoption of SFAS No. 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation in aggregate of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately $0.1 million of compensation expense was recognized during the six months ended September 26, 2008. The remaining deferred compensation of $0.7 million will be amortized over the final three years of the vesting period of the awards.

9.  COMMITMENTS AND CONTINGENCIES

Contract Cost Audits— Substantially all payments to Stanley under cost-reimbursable contracts and subcontracts with the U.S. Government are provisional payments, which are subject to potential adjustments upon audit by the Defense Contract Audit Agency (“DCAA”). Audits through December 31, 2005 have been completed. In the opinion of management, adjustments resulting from the audits of all subsequent years are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed by us with the Securities and Exchange Commission on May 28, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to, those listed in the “Risk Factors” section of this Report, as well as in our Annual Report on Form 10-K for the year ended March 31, 2008. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of the filing of this Form 10-Q.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of September 26, 2008, we had more than 250 active contractual engagements across 50 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

Key Metrics Evaluated By Management

We manage and assess the performance of our business by evaluating a variety of financial and non-financial metrics derived from and in addition to our United States generally accepted accounting principles, or GAAP, results. The most significant of these metrics are discussed below.

Revenue Growth

We closely monitor revenue growth in order to assess the performance of our business. In monitoring this growth, we focus on both internal revenue growth and revenue growth through acquisitions. Our internal revenue growth is driven primarily by two factors. First, internal revenue growth is driven by adding new customers. For example, over the past several years we have added the Department of the Treasury’s Office of the Comptroller of the Currency, the National Guard Bureau, the Department of Transportation and agencies in the intelligence community as new customers.  Second, internal revenue growth is driven by increasing revenues with existing customers by adding new contracts or expanding existing contracts.  For example, since the initial award of our contract with the Department of State for the provision of passport processing and support services, the scope of services provided by us, and the revenues generated by those services, have grown significantly.

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

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of
	September 26, 2008	September 30, 2007
	(in millions)
Backlog:
Funded	$354.6	$309.5
Unfunded	1,729.5	1,050.4
Total Backlog	$2,084.1	$1,359.9

Each year, a significant portion of our revenues is derived from our backlog, and a substantial portion of our backlog represents work related to the continuation of services under existing contracts or projects.

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

We define funded backlog as the portion of our backlog for which funding currently is appropriated and obligated to us under a signed contract or task order by the purchasing agency, or otherwise authorized for payment to us by a customer upon completion of a specified portion of work, less the amount of revenue we have previously recognized under the contract. Our funded backlog does not include the full potential value of our contracts because Congress often appropriates funds to be used by an agency for a particular program or contract on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

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

Our acquisition of Oberon in July 2008 and our successful recompete win in March 2008 of the contract with the Department of State to support passport production and services have resulted in an increase to our percentage of time-and-materials contracts and a corresponding reduction in the percentage of cost-plus-fee contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Three Months Ended		Six Months Ended
	September 26, 2008	September 30, 2007	September 26, 2008	September 30, 2007
Cost-plus-fee	30%	49%	32%	49%
Time-and-materials	55%	35%	51%	35%
Fixed-price	15%	16%	17%	16%

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

Indirect Costs

Indirect costs constitute a substantial portion of the costs associated with our performance of contracts. We carefully monitor the amount by which our actual indirect costs under our contracts vary from those expected to be incurred, which we refer to as indirect expense variance. Increased indirect rates can adversely affect our ability to achieve attractive contract pricing, our profitability, and our competitive position, by resulting in unexpected increased costs to our customers.

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended September 26, 2008, we reported DSO of 80 days, a decrease from 83 days for the three months ended June 27, 2008. The decrease in DSO was primarily the result of lower average receivables balances and higher daily revenues during the quarter.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill. Rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Based on the testing performed as of December 31, 2007, we determined that no impairments existed as of December 31, 2007. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over periods ranging from one to five years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Results of Operations

Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition (April 1, 2007 for the acquisition of Techrizon and July 15, 2008 for the acquisition of Oberon). The following unaudited tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Three Months Ended		Six Months Ended
	September 26,	September 30,	September 26,	September 30,
Consolidated Statements of Income Data	2008	2007	2008	2007
Revenues	$191,078	$150,239	$363,645	$283,720
Operating costs and expenses:
Cost of revenues	159,925	127,556	305,684	239,879
Selling, general and administrative	12,224	9,322	22,883	18,750
Amortization of deferred compensation	62	67	125	142
Depreciation and amortization	2,524	1,702	4,303	3,312
Total operating costs and expenses	174,735	138,647	332,995	262,083
Operating income	16,343	11,592	30,650	21,637
Other income (expense):
Other income	1	6	3	6
Interest expense—net	(1,759)	(1,138)	(2,171)	(2,200)
Total other expenses	(1,758)	(1,132)	(2,168)	(2,194)
Income before taxes	14,585	10,460	28,482	19,443
Provision for income taxes	(5,857)	(4,125)	(11,437)	(7,744)
Net income	$8,728	$6,335	$17,045	$11,699

	Three Months Ended		Six Months Ended
	September 26,	September 30,	September 26,	September 30,
As a Percentage of Revenues	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	83.7	84.9	84.1	84.5
Selling, general and administrative	6.4	6.2	6.3	6.6
Amortization of deferred compensation	—	—	—	0.1
Depreciation and amortization	1.3	1.1	1.2	1.2
Total operating costs and expenses	91.4	92.3	91.6	92.4
Operating income	8.6	7.7	8.4	7.6
Other income (expense):
Other income	—	—	—	—
Interest expense—net	(0.9)	(0.8)	(0.6)	(0.8)
Total other expenses	(0.9)	(0.8)	(0.6)	(0.8)
Income before taxes	7.7	6.9	7.8	6.8
Provision for income taxes	(3.1)	(2.7)	(3.1)	(2.7)
Net income	4.6%	4.2%	4.7%	4.1%

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

Comparison of Results of Operations for the Three Months Ended September 26, 2008 and September 30, 2007

Revenues.  Our consolidated revenues increased $40.9 million, or 27.2%, from $150.2 million for the three months ended September 30, 2007, to $191.1 million for the three months ended September 26, 2008. The increase was primarily due to $10.8 million of increased revenues attributable to our contract with the U.S. Citizenship and Immigration Services, Department of Homeland Security (“USCIS”), $8.5 million of increased revenues attributable to engineering and technical support services, primarily for the U.S. Air Force and the Defense Information Systems Agency (“DISA”), $6.5 million of increased revenues attributable to biometric software development, training and support, $4.4 million of increased revenues attributable to systems and software engineering services for the U.S. Army’s Communications-Electronics Life Cycle Management Command and Fires Center of Excellence (“Army CELCMC & FCE”), $4.4 million of increased revenues attributable to providing military intelligence training and operations support and $2.7 million of increased revenues attributable of operational intelligence for the U.S. Army. The balance of the increased revenues was primarily related to continued growth providing information systems support to the U.S. Marine Corps.

Cost of Revenues.  Our cost of revenues increased $32.3 million, or 25.4%, from $127.6 million for the three months ended September 30, 2007, to $159.9 million for the three months ended September 26, 2008. This increase was primarily the result of the acquisition of Oberon as well as additional costs attributable to revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 83.7% of revenues for the three months ended September 26, 2008, as compared to 84.9% of revenues for the three months ended September 30, 2007. This decrease was primarily the result of a greater percentage of more profitable time-and-material contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $2.9 million, or 31.1%, from $9.3 million for the three months ended September 30, 2007, to $12.2 million for the three months ended September 26, 2008.  This increase was primarily due to higher selling, general and administrative expenses attributable to our Oberon acquisition and to higher SFAS 123(R) share-based payment expenses. Selling, general and administrative expense represented 6.4% of revenues for the three months ended September 26, 2008, as compared to 6.2% of revenues for the three months ended September 30, 2007.  This increase was primarily a result of Oberon’s higher selling, general and administrative expense as a percentage of revenues.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.8 million, or 48.3%, from $1.7 million for the three months ended September 30, 2007, to $2.5 million for the three months ended September 26, 2008. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the acquisition of Oberon as well as depreciation expense associated with capital expenditures and leasehold improvements over the past year.

Interest Expense, Net.  Our net interest expense increased $0.7 million from $1.1 million for the three months ended September 30, 2007, to $1.8 million for the three months ended September 26, 2008. The increase in net interest expense was primarily due to borrowings under our Senior Credit Facility relating to the Oberon acquisition, partially offset by a lower overall borrowing rate.

Provision for Income Taxes.  Our effective tax rate increased by 0.8% from 39.4% for the three months ended September 30, 2007, to 40.2% for the three months ended September 26, 2008.  The increase was primarily attributable to a higher overall effective state income tax rate.

Net Income.  Our net income increased $2.4 million from $6.3 million for the three months ended September 30, 2007, to $8.7 million for the three months ended September 26, 2008. The primary reasons for the increase in net income were higher revenues and increased operating income as well as improved margins primarily due to a larger percentage of more profitable time-and-material contracts.

Comparison of Results of Operations for the Six Months Ended September 26, 2008 and September 30, 2007

Revenues.  Our consolidated revenues increased $79.9 million, or 28.2%, from $283.7 million for the six months ended September 30, 2007, to $363.6 million for the six months ended September 26, 2008. The increase was primarily due to $22.8 million of increased revenues attributable to our contract with the USCIS, $16.3 million of increased revenues attributable to information technology lifecycle support and logistics services under our prime contract with the U.S. Army Field Installation and Readiness Support Team, $9.9 million of increased revenues attributable to systems and software engineering services for the Army CELCMC & FCE, $8.5 million of increased revenues attributable to engineering and technical support services, primarily for the U.S. Air Force and DISA, $6.5 million of increased revenues attributable to biometric software development, training and support, $4.4 million of increased revenues attributable to providing military intelligence training and operations support, $2.7 million of increased revenues attributable of operational intelligence for the U.S. Army, $2.3 million of increased revenues attributable to information systems support provided to the U.S. Marine Corps, and $2.1 million of increased revenues attributable to contracts that include specialized engineering and technology services provided to the U.S. Army Program Office Executive Office for Simulation, Training and Instrumentation. The balance of the increased revenues was primarily related to continued growth providing enterprise integration and operational support services for the Department of Defense.

Cost of Revenues.  Our cost of revenues increased $65.8 million, or 27.4%, from $239.9 million for the six months ended September 30, 2007, to $305.7 million for the six months ended September 26, 2008. This increase was primarily the result of the acquisition of Oberon as well as additional costs attributable to revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 84.1% of revenues for the six months ended September 26, 2008, as compared to 84.5% of revenues for the six months ended September 30, 2007. This decrease was primarily the result of a greater percentage of more profitable time-and-material contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $4.1 million, or 22.0%, from $18.8 million for the six months ended September 30, 2007, to $22.9 million for the six months ended September 26, 2008.  This increase was primarily due to higher selling, general and administrative expenses attributable to our Oberon acquisition, and to higher SFAS 123(R) share-based payment expenses, higher bank fees associated with increased banking operations, higher consultant costs, and higher recruiting costs to expand our workforce.  Selling, general and administrative expenses represented 6.3% of revenues for the six months ended September 26, 2008, as compared to 6.6% of revenues for the six months ended September 30, 2007. This decrease was primarily the result of continued realization of efficiencies in our corporate infrastructure.

Depreciation and Amortization.  Our depreciation and amortization expense increased $1.0 million, or 29.9%, from $3.3 million for the six months ended September 30, 2007, to $4.3 million for the six months ended September 26, 2008. The increase in depreciation and amortization was primarily due the amortization of intangible assets associated with the acquisition of Oberon as well as depreciation expense associated with capital expenditures and leasehold improvements over the past year.

Interest Expense, Net.  Our net interest expense decreased slightly from the six months ended September 30, 2007 to the six months ended September 26, 2008. The decrease was primarily due to a lower overall interest rate, partially offset by increased interest expense associated with the borrowings under our Senior Credit Facility to finance the acquisition of Oberon.

Provision for Income Taxes.  Our effective tax rate increased by 0.4% from 39.8% for the six months ended September 30, 2007, to 40.2% for the six months ended September 26, 2008.  The increase was primarily attributable to a higher overall effective state income tax rate.

Net Income.  Our net income increased $5.3 million from $11.7 million for the six months ended September 30, 2007, to $17.0 million for the six months ended September 26, 2008. The primary reasons for the increase in net income were higher revenues and increased operating income as well as improved margins primarily due to a larger percentage of time-and-material contracts.

Liquidity and Capital Resources

As of September 26, 2008, we had approximately $13.5 million in available cash. On July 15, 2008, we exercised, in part, the accordion option feature under the Senior Credit Facility to increase the aggregate commitment under the Revolver by $69.1 million. The exercise of the accordion feature increased the amount of the lenders’ current aggregate commitment under the Senior Credit Facility from $186.5 million to $255.6 million, which as a result includes a $219.1 million Revolver and a $36.3 million Term Loan. Immediately following the exercise of the accordion feature, we borrowed under the Revolver to fund the purchase of Oberon and to pay aggregate lender fees equal to $0.6 million. All other terms of the Senior Credit Facility remained unchanged. We have both short-term and long-term liquidity requirements as described in more detail below.

Short-Term Liquidity Requirements.  We generally consider our short-term liquidity requirements to consist primarily of funds necessary to finance the costs of operations pending the billing and collection of accounts receivable. We expect to meet our short-term liquidity needs through existing cash balances, cash provided by our operations and, if necessary, from borrowings under our Senior Credit Facility.

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

We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets, borrowing restrictions imposed by existing lenders and the condition of the credit markets as well as general market conditions. In addition, our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but debt and equity financing may not be consistently available on terms that are attractive, or at all.

We expect we will require additional borrowings, including borrowings under our Senior Credit Facility, to satisfy our long-term liquidity requirements. Other sources of liquidity may be sales of equity securities.

Cash Flows

Accounts receivable represents our largest working capital requirement. We bill most of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and our ability to manage our vendor payments.

	Six Months Ended
	September 26, 2008	September 30, 2007
	(in millions)
Net cash provided by operating activities	$33.2	$0.7
Net cash used in investing activities	$(172.9)	$(32.3)
Net cash provided by financing activities	$152.9	$18.8

Net cash provided by operating activities of $33.2 million for the six months ended September 26, 2008 primarily reflected our net income plus depreciation and amortization expenses and $2.8 million of share-based payment expense for that period, a $18.5 million decrease in accounts receivable and $2.2 million of income tax benefits from stock compensation, partially offset by a $4.2 million decrease in accounts payable. For the six months ended September 30, 2007, net cash provided by operating activities of $0.7 million consisted primarily of net income plus depreciation and amortization expenses and a $6.6 million increase in accrued expenses, partially offset by a $16.2 million increase in accounts receivable and a $3.6 million decrease in accounts payable.

Net cash used in investing activities of $172.9 million for the six months ended September 26, 2008 consisted primarily of $167.8 million for the purchase of Oberon and $5.1 million for leasehold improvements for a new facility leased in Alexandria, Virginia. Net cash used in investing activities of $32.3 million for the six months ended September 30, 2007 consisted primarily of $30.6 million for the purchase of Techrizon.

Net cash provided by financing activities of $152.9 million for the six months ended September 26, 2008 consisted primarily of $152.2 million in borrowings under the revolving portion of our Senior Credit Facility to support the acquisition of Oberon and $0.8 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $18.8 million for the six months ended September 30, 2007 consisted primarily of $18.5 million in borrowings under the Revolver to support the acquisition of Techrizon.

Credit Facility and Borrowing Capacity

On October 10, 2007, Stanley entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The Amended Credit Agreement amended and restated the previous credit agreement entered into in February 2006. In connection with the Amended Credit Agreement, we paid fees of approximately $0.5 million.

The Amended Credit Agreement increased the amount of the lenders’ aggregate commitment under the Senior Credit Facility from $87.0 million to $187.0 million, which includes a $150.0 million Revolver and a $37.0 million Term Loan. The Term Loan matures on January 31, 2012 and the Revolver matures on October 31, 2012. The Amended Credit Agreement also increased the letter of credit commitment from $5.0 million to $10.0 million and increased the swing line facility from $5.0 million to $20.0 million, both of which are part of the Revolver and have the same maturity date as the Revolver.  The Amended Credit Agreement also eliminated the requirement to hedge a portion of the Company’s outstanding indebtedness under its Senior Credit Facility.

On July 15, 2008, Stanley exercised, in part, the accordion option feature under the Senior Credit Facility to increase the aggregate commitment under the Revolver by $69.1 million.  The exercise of the accordion feature increased the amount of the lenders’ current aggregate commitment under the Senior Credit Facility from $186.5 million to $255.6 million, which is comprised of a $219.1 million Revolver and a $36.3 million Term Loan.  Stanley paid aggregate lender fees equal to $0.6 million in connection with the exercise of the accordion feature.

Immediately following the exercise of the accordion feature under the Senior Credit Facility, we borrowed under the Revolver to fund the purchase price for our acquisition of Oberon.

Under the terms of the Amended Credit Agreement, we are entitled to request another increase in the size of the Revolver by an amount not greater than $55.9 million in the aggregate. If any lender elects not to increase its commitment under the Senior Credit Facility, we may designate another bank or other financial institution to become a party to the Senior Credit Facility.

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

As of September 26, 2008, we had $36.3 million of Term Loan indebtedness and $152.2 million of Revolver indebtedness outstanding under our Senior Credit Facility. As of September 26, 2008, our borrowing availability under our $219.1 million Revolver was $66.7 million (including outstanding letters of credit). As of September 26, 2008, we were in compliance with all covenants under our Senior Credit Facility. The obligations under our Senior Credit Facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and secured subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

Our capital expenditures were $5.0 million and $1.7 million for the six months ended September 26, 2008 and September 30, 2007, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment.

Off-Balance Sheet Arrangements

As of September 26, 2008, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS  141R”). SFAS 141R moves closer to a fair value model by requiring the acquirer to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. The Statement also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs, and requires the expensing of acquisition-related costs as incurred.

The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141R, prospective application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141R, the guidance in SFAS 141 is applied.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of September 26, 2008, all of the outstanding debt under our Senior Credit Facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering fifty percent of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our Senior Credit Facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our six month interest expense on that portion of our outstanding debt not covered by the interest rate swap by $0.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 26, 2008, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.  In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 26, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were effective at a reasonable assurance level as of September 26, 2008. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A.  Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2008. These risks and uncertainties have the potential to affect materially our business, financial condition, results of operation, cash flows and future prospects.

Other than as described below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended March 31, 2008.

•                  Effective as of September 24, 2008, we are party to a collective bargaining agreement (“CBA”) with the United Electrical, Radio and Machine Workers of America labor union, which sets forth the wages, benefits and working conditions for our employees performing work on an engagement with USCIS at the California Service Center in Laguna Nigel, California. We have submitted the CBA to our customer for processing and, in turn, our customer has forwarded the CBA to the Department of Labor for approval of new wage determinations for certain labor categories performing work under the contract.  Upon processing by the Department of Labor, we will submit an equitable price adjustment to the customer.  Until final approval of the new wage determinations and our equitable price adjustment, increased wages in certain labor categories could negatively affect our profitability.

•                  The United States and worldwide capital and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at reasonable terms, which may negatively affect our ability to make future acquisitions. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company’s Stockholders was held on August 13, 2008. The stockholders voted and approved the following matters:

The election of nine directors to hold office until the 2009 Annual Meeting of Stockholders:

Nominee	Shares Voted For	Votes Withheld
Mr. Philip O. Nolan	21,638,024	607,574
Mr. George H. Wilson	21,646,830	598,768
Mr. William E. Karlson	21,646,777	598,821
Mr. Lawrence A. Gallagher	20,879,862	1,365,736
Mr. James C. Hughes	21,753,615	491,983
Lt. General Richard L. Kelly, USMC (Ret.)	21,770,562	475,036
Mr. Charles S. Ream	21,770,665	474,933
Mr. John P. Riceman	21,753,615	491,983
General Jimmy D. Ross, USA (Ret.)	21,753,515	492,083

The ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for our fiscal year ending March 31, 2009:

	Number of Shares
Voted For	Voted Against	Abstained
22,184,817	54,397	6,384

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
October 30, 2008

/s/ BRIAN J. CLARK
Brian J. Clark
Executive Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)
October 30, 2008

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Stanley, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

3.2	Amended and Restated Bylaws of Stanley, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

10.1

Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August 4, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the fiscal quarter ended June 27, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*Filed herewith