Form 10-Q
period 2008-12-26
Stanley, Inc.
filed 2009-01-30
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2008

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

As of January 26, 2009, there were 23,535,925 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 26, 2008

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2008. These forward-looking statements include, but are not limited to, statements relating to:

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

•                  expected spending on information technology and other professional services by federal government agencies, including the Department of Defense; and

•                  other risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any other documents we file with the Securities and Exchange Commission.

We do not assume any obligation to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results.

ii

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 31, 2007	December 26, 2008	December 31, 2007
Revenues	$203,597	$147,083	$567,242	$430,803

Operating costs and expenses:
Cost of revenues	170,091	123,660	475,775	363,538
Selling, general and administrative	13,220	9,431	36,103	28,181
Amortization of deferred compensation	62	62	187	205
Depreciation and amortization	2,741	1,694	7,044	5,005
Total operating costs and expenses	186,114	134,847	519,109	396,929
Operating income	17,483	12,236	48,133	33,874

Other income (expense):
Other income	17	10	20	16
Interest expense – net	(1,970)	(919)	(4,141)	(3,120)
Total other expenses	(1,953)	(909)	(4,121)	(3,104)
Income before taxes	15,530	11,327	44,012	30,770

Provision for income taxes	(5,852)	(4,576)	(17,289)	(12,320)
Net income	$9,678	$6,751	$26,723	$18,450

Earnings per share:
Basic	$0.42	$0.31	$1.17	$0.84
Diluted	$0.41	$0.29	$1.12	$0.79

Weighted-average shares:
Basic	22,832	22,129	22,785	22,021
Diluted	23,818	23,552	23,798	23,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	December 26, 2008	March 31, 2008
Assets

Current assets:
Cash	$5,542	$271
Accounts receivable - net	183,181	160,928
Prepaid and other current assets	6,463	4,644
Total current assets	195,186	165,843

Property and equipment - net	18,147	12,894
Goodwill	262,692	113,615
Intangible assets - net	17,135	8,088
Deferred taxes	—	3,343
Other assets	2,558	2,272
Total assets	$495,718	$306,055

Liabilities and Stockholders’ Equity

Current liabilities:
Line of credit	$142,869	$—
Accounts payable	26,591	29,628
Accrued expenses and other liabilities	77,291	62,649
Current portion of long-term debt	1,000	1,000
Income taxes payable	—	5,836
Total current liabilities	247,751	99,113

Long-term debt — net of current portion	35,000	35,500
Other long-term liabilities	11,041	4,738
Total liabilities	293,792	139,351

Commitments and contingencies:
Stockholders’ equity
Common stock, $0.01 par value — 200,000,000 shares authorized; 23,513,718 and 22,822,697 issued, respectively	235	228
Additional paid-in capital	92,346	83,970
Retained earnings	110,927	84,204
Accumulated other comprehensive loss	(1,000)	(929)
Deferred compensation	(582)	(769)
Total stockholders’ equity	201,926	166,704
Total liabilities and stockholders’ equity	$495,718	$306,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	December 26, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,723	$18,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,044	5,005
Amortization of deferred compensation	187	205
Loss on disposal of property and equipment	151	46
Deferred taxes	1,555	(38)
Income tax benefit from stock-based compensation	2,438	2,134
Stock compensation expense	4,555	1,508
Changes in assets and liabilities – net of acquisition effects:
Increase in accounts receivable	(667)	(31,679)
Decrease (increase) in prepaid income tax	271	(1,538)
Increase in prepaid expenses and other current assets	(362)	(576)
Increase in other assets	(187)	(108)
Decrease in accounts payable	(4,852)	(5,050)
Increase in accrued expenses	5,229	15,840
Increase (decrease) in other liabilities	4,297	(117)
Decrease in income taxes payable	(7,835)	(817)
Net cash provided by operating activities	38,547	3,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Techrizon – net of cash acquired	—	(30,559)
Purchase of Oberon – net of cash acquired	(170,795)	—
Acquisition of property and equipment	(6,036)	(2,406)
Net cash used in investing activities	(176,831)	(32,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	142,869	16,816
Repayments on long-term debt	(500)	(1,000)
Payments under capital lease obligations	(203)	(112)
Purchase of treasury stock	(196)	(260)
Proceeds from exercise of stock options	996	1,424
Proceeds from sale of stock	143	—
Excess tax benefit from share-based compensation	446	96
Net cash provided by financing activities	143,555	16,964

NET INCREASE (DECREASE) IN CASH	5,271	(12,736)
CASH — Beginning of period	271	12,736
CASH — End of period	$5,542	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$19,364	$12,403
Interest	$3,880	$2,853

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease incentive	$942	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 31, 2007	December 26, 2008	December 31, 2007
Net income	$9,678	$6,751	$26,723	$18,450

Other comprehensive income:
Unrealized (loss) gain on interest rate swap	(518)	(807)	(166)	325
Translation adjustments	(5)	—	95	—
Total other comprehensive income	(523)	(807)	(71)	325
Comprehensive income	$9,155	$5,944	$26,652	$18,775

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of December 26, 2008, and its results of operations for the three and nine months ended December 26, 2008 and December 31, 2007, and its cash flows for the nine months ended December 26, 2008 and December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Reporting Periods—The Company’s fiscal year begins on April 1 and ends on March 31. For the fiscal years ending prior to April 1, 2008, the Company’s fiscal quarters ended on the last day of the third calendar month. For fiscal years beginning after April 1, 2008, the Company’s first three fiscal quarters end on the 13th Friday after the first day of the quarter and the fourth quarter will end on March 31. Fiscal quarters will typically be 13 weeks. The third quarter of fiscal year 2009 ended on December 26, 2008. The Company does not believe that there is a material impact to the comparability of the periods presented.

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

Disputes occasionally arise in the normal course of the Company’s business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectibility. Such matters, whether claims or unapproved change orders in the process of being negotiated, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against us are recognized where a loss is considered probable and can be reasonably estimated in amount

The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues. For the three months ended December 26, 2008 and December 31, 2007, we derived approximately 76% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 24% and 32% of our revenues, respectively, from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services, and with the Department of the Navy for production engineering and integration services under various Space and Naval Warfare Systems Center (SPAWAR) programs accounted for approximately 8% and 10%, respectively, of our revenues for the three months ended December 26, 2008.

For the nine months ended December 26, 2008 and December 31, 2007, we derived approximately 70% and 68% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 30% and 32% of our revenues, respectively, from federal civilian government agencies. The Company’s contracts with the Department of State for the provision of passport processing and support services and with the Department of the Navy for production engineering and integration services under various SPAWAR programs, accounted for approximately 12% and 10%, respectively, of our revenues for the nine months ended December 26, 2008.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $1.1 million and $0.7 million for the three months ended December 26, 2008 and December 31, 2007, respectively and $3.0 million and $2.1 million for the nine months ended December 26, 2008 and December 31, 2007, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis.

Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected the last day of its third fiscal quarter as its testing date. Based on the testing performed as of December 26, 2008, the Company determined that no impairments existed as of December 26, 2008. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over periods ranging from one to five years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments existed as of December 26, 2008.

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

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 31, 2007	December 26, 2008	December 31, 2007
	(in thousands)
Basic weighted-average common shares outstanding	22,832	22,129	22,785	22,021
Effect of stock options and unvested restricted stock grants	986	1,423	1,013	1,319
Diluted weighted-average common shares outstanding	23,818	23,552	23,798	23,340

Derivative Instruments and Hedging Activities— In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying unaudited condensed consolidated balance sheet at December 26, 2008. For qualifying cash flow hedges, SFAS No. 133, as amended, states that the effective portion of derivative gains and losses be recorded as a component of other comprehensive income and be reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings.

Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at December 26, 2008 of $1.7 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated balance sheets. None of the $1.7 million unrealized loss was recognized in earnings during the nine months ended December 26, 2008 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive loss will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the Senior Credit Facility (defined below). As of December 26, 2008, the estimated net amount of existing losses expected to be reclassified into earnings within the next 12 months is zero.

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

As of December 26, 2008, the financial liability measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuations whose inputs are observable. The following table summarizes the financial liability measured at fair value on a recurring basis as of December 26, 2008 and the level it falls within the fair value hierarchy:

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	December 26, 2008
Liabilities:
Interest rate swap	$—	$1,704	$—	$1,704

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 deferring the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is assessing the impact that the adoption of SFAS 157 for nonfinancial assets and liabilities will have on its financial position, results of operations or cash flows.

Recently Issued Accounting Standards— In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R moves closer to a fair value model by requiring the acquirer, in a business combination, to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. SFAS 141R also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs, and requires the expensing of acquisition-related costs as incurred.

The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141R, prospective application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141R, the guidance in SFAS 141 is applied.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not currently expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands and amends the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 161 will have on its financial position, results of operations or cash flows.

3.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	December 26, 2008	March 31, 2008
Billed receivables	$113,486	$120,504
Unbilled receivables:
Amounts billable	62,462	35,259
Revenues recorded in excess of contract funding	7,755	5,410
Retainage and contract fee withholding	447	415
Allowance for doubtful accounts	(969)	(660)
Total	$183,181	$160,928

Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at December 26, 2008 are expected to be billed and collected within one year except for approximately $0.4 million.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	December 26, 2008	March 31, 2008
Computers and peripherals	$5,270	$4,554
Software	4,080	2,429
Furniture and equipment	5,527	4,390
Leasehold improvements	12,559	8,270
	27,436	19,643

Less: Accumulated depreciation and amortization	(9,289)	(6,749)
Property and equipment — net	$18,147	$12,894

Property and equipment included above that are under capital lease obligations include:
Software	$637	$637
Furniture and equipment	198	176
Less: Accumulated depreciation	(462)	(328)
Total	$373	$485

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of	As of
	December 26, 2008	March 31, 2008
Accrued payroll-related costs	$28,185	$20,534
Accrued contract costs	35,545	34,759
Accrued indirect costs	6,940	3,923
Other payables	6,621	3,433
Total accrued expenses	$77,291	$62,649

6.  DEBT

On October 10, 2007, Stanley entered into an Amended and Restated Revolving Credit and Term Loan Agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The Amended Credit Agreement amends and restates the previous credit agreement entered into in February 2006. The Amended Credit Agreement increased the amount of the lenders’ aggregate commitment under the Senior Credit Facility from $87.0 million to $187.0 million, which includes a $150.0 million revolving credit facility (“Revolver”) and a $37.0 million term loan (“Term Loan”). The Term Loan matures on January 31, 2012 and the Revolver matures on October 31, 2012. The Amended Credit Agreement also increased the letter of credit commitment from $5.0 million to $10.0 million and increased the swing line facility from $5.0 million to $20.0 million, both of which are part of the Revolver and have the same maturity date as the Revolver.  The Amended Credit Agreement also eliminated the requirement to hedge a portion of the Company’s outstanding indebtedness under the Senior Credit Facility. In connection with the Amended Credit Agreement, Stanley paid fees of approximately $0.5 million.

On July 15, 2008, Stanley exercised, in part, the accordion option feature under the Senior Credit Facility to increase the aggregate commitment under the Revolver contemplated by the Senior Credit Facility by $69.1 million.  The exercise of the accordion feature increased the amount of the lenders’ current aggregate commitment under the Senior Credit Facility from $186.5 million to $255.6 million, which is comprised of a $219.1 million Revolver and a $36.5 million Term Loan.  Stanley paid aggregate lender fees equal to $0.6 million in connection with the exercise of the accordion feature.

Immediately following the exercise of the accordion feature under the Senior Credit Facility, Stanley borrowed under the Revolver to fund the purchase price for its acquisition of Oberon (see Note 7).

As of December 26, 2008, Stanley had $36.0 million of Term Loan indebtedness and $142.9 million of Revolver indebtedness outstanding under its Senior Credit Facility, with a weighted-average interest rate of approximately 3.81% and 7.00% for the nine months ended December 26, 2008 and December 31, 2007, respectively. As of December 26, 2008, Stanley’s borrowing availability under its $219.1 million Revolver was $76.1 million (including outstanding letters of credit). At December 26, 2008, the Company was in compliance with all covenants under its Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of Stanley’s existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

7.  ACQUISITIONS

Oberon Associates, Inc.

On July 15, 2008, Stanley acquired Oberon Associates, Inc. (“Oberon”), an engineering, intelligence operations and information technology services company for approximately $167.8 million at closing, net of cash acquired, plus an additional $3.0 million in post closing net working capital and other purchase price adjustments. Stanley financed the acquisition with borrowings under its Senior Credit Facility.

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

In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Oberon have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $149.1 million has been allocated to goodwill, based upon the excess of the purchase price over the $8.6 million estimated fair value of net tangible assets and $13.1 million has been assigned to other identifiable intangible assets. The Company is continuing to evaluate the fair value of the assets and liabilities of Oberon and will complete the purchase accounting entries relating to the acquisition prior to the end of the Company’s fiscal 2010 second quarter. None of the amount allocated to goodwill is expected to be deductible for tax purposes.

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

The following unaudited pro forma financial information presents consolidated results of operations data for the three and nine months ended December 26, 2008 and December 31, 2007, respectively, as if the acquisition of Oberon had occurred on April 1, 2007. The pro forma information is provided based on historical data that does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of the future results of operations of the combined entity.

	Three months ended		Nine months ended
	December 26, 2008	December 31, 2007	December 26, 2008	December 31, 2007
Revenue	$203,597	$164,827	$597,906	$478,315
Net Income	$9,678	$8,299	$28,636	$23,109
Basic earnings per share	$0.42	$0.38	$1.26	$1.05
Diluted earnings per share	$0.41	$0.35	$1.20	$0.99

Techrizon, LLC

On April 1, 2007, Stanley acquired Techrizon, LLC (“Techrizon”), a provider of software, training, simulation and information security solutions, for $30.3 million, net of cash acquired.  Stanley financed the acquisition with a combination of existing cash and borrowings under the Senior Credit Facility. Additionally, acquisition related costs of $0.3 million were incurred.

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

Stanley repurchased 7,715 shares of stock from its employees for $0.2 million during the nine months ended December 26, 2008. The repurchases were made to satisfy certain employees’ tax obligations upon the vesting of restricted stock on May 3, 2008. The shares were recorded at market price using the cost method of accounting.

Stanley sold 4,084 shares of common stock to its employees for $0.1 million under the Employee Stock Purchase Plan during the nine months ended December 26, 2008.

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

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended December 26, 2008 includes compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS No. 123(R) using the accounting principles originally applied to those awards.

The Company has presented all tax benefits resulting from stock-based compensation awarded prior to the adoption of SFAS No. 123(R) as operating cash flows in the accompanying unaudited condensed consolidated statements of cash flows. The tax benefits associated with share-based compensation in effect prior to the adoption of SFAS No. 123(R) were $2.4 million and $2.1 million for the nine months ended December 26, 2008 and December 31, 2007, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS No. 123(R), the tax benefits in excess of the compensation cost recognized are classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for after the adoption of SFAS No. 123(R) were $0.4 million and $0.1million for the nine months ended December 26, 2008 and December 31, 2007, respectively, and are disclosed within financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

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

Nine Months Ended

December 26, 2008

December 31, 2007

Expected volatility

32.3

%

34.5

%

Expected dividends

0.0

%

0.0

%

Expected term (in years)

3.5

3.5

Risk-free rate

2.6

%

4.6

%

During the nine months ended December 26, 2008, the Company granted 445,210 stock option awards at a weighted-average exercise price of $26.43, which reflects the fair value of the shares on the date of grant. These options vest ratably over three years and have a contractual term of five years. The options have a weighted-average fair value of $7.22 per share. The weighted-average fair value of stock option awards granted during the nine months ended December 26, 2008 and December 31, 2007, as determined by the Black-Scholes-Merton closed-form option-pricing model, was $7.22 and $5.03, respectively. The stock option awards that vested during the nine months ended December 26, 2008 and December 31, 2007 had a combined fair value of $1.3 million and $0.5 million, respectively.

A summary of option activity for the year ended March 31, 2008, and the nine months ended December 26, 2008 is presented below.

Options

Number of  Underlying Shares

Weighted-Average  Exercise Price

Aggregate Intrinsic  Value (in thousands)

Outstanding at April 1, 2007

2,014,986

$

4.87

Granted

570,125

$

16.21

Exercised

(784,636

)

$

3.14

$

16,998

Forfeited

(191,000

)

$

9.83

Outstanding at April 1, 2008

1,609,475

$

9.15

Granted

445,210

$

26.43

Exercised

(105,385

)

$

9.45

$

2,327

Forfeited

(74,624

)

$

14.49

Outstanding at December 26, 2008

1,874,676

$

13.02

$

33,255

A summary of nonvested stock option activity for the nine months ended December 26, 2008 is presented below.

Nonvested Options

Number of  Underlying Shares

Weighted-Average  Fair Value

Outstanding at April 1, 2008

1,010,625

$

4.30

Granted

445,210

$

7.22

Vested

(292,726

)

$

4.38

Forfeited

(72,674

)

$

4.82

Outstanding at December 26, 2008

1,090,435

$

5.44

A summary of vested stock options at December 26, 2008, and stock options expected to vest in future periods is presented below.

Options

Number of  Underlying  Shares

Weighted-  Average  Exercise  Price

Weighted-Average  Remaining  Contractual Term  (years)

Aggregate  Intrinsic  Value (in  thousands)

Exercisable

784,241

$

6.34

4.3

$

19,148

Expected to vest

1,008,652

$

17.82

4.6

$

13,049

Exercisable and expected to vest

1,792,893

Prior to fiscal 2009, the Company primarily granted restricted stock awards to employees that vest ratably over the service period. Beginning in fiscal 2009, in addition to time vested awards, the Company granted certain restricted stock awards that vest only if the Company meets certain revenue and earnings targets determined by the Board of Directors. During the nine months ended December 26, 2008, the Company granted 543,714 of such performance-based restricted stock awards at $25.12 per share with a vesting period of four years subject to the Company meeting the revenue and earnings targets. Additionally, during the nine months ended December 26, 2008, the Company granted 54,186 restricted stock awards at a weighted-average fair value of $28.01 per share that vest ratably over periods of one to three years. The weighted-average fair value of restricted stock awards granted during the nine months ended December 26, 2008 and December 31, 2007 was $25.38 and $15.81, respectively. The restricted stock awards that vested during the nine months ended December 26, 2008 and December 31, 2007 had a combined fair value of $1.0 million and $0.2 million, respectively.

A summary of restricted stock activity for the nine months ended December 26, 2008 is presented below.

Restricted Stock

Number of Shares

Weighted-Average  Fair Value

Outstanding at April 1, 2008

149,967

$

16.17

Granted

597,900

$

25.38

Vested

(57,690

)

$

16.50

Forfeited

(8,633

)

$

16.52

Outstanding at December 26, 2008

681,544

$

24.22

During the nine months ended December 26, 2008 and December 31, 2007, the Company recognized $4.6 million and $1.5 million of share-based compensation costs, respectively. As of December 26, 2008, there was $17.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Prior to the adoption of SFAS No. 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation in aggregate of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately $0.2 million of compensation expense was recognized during the nine months ended December 26, 2008. The remaining deferred compensation of $0.6 million will be amortized over the final two years of the vesting period of the awards.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed by us with the Securities and Exchange Commission on May 28, 2008. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to, those listed in the “Risk Factors” section of this Report, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of the filing of this Form 10-Q.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of December 26, 2008, we had more than 300 active contractual engagements across 50 federal government agencies. Our customers include the Department of Defense (including all major agencies within the Department of Defense), the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

Key Metrics Evaluated By Management

We manage and assess the performance of our business by evaluating a variety of financial and non-financial metrics derived from and in addition to our United States generally accepted accounting principles, or GAAP, results. The most significant of these metrics are discussed below.

Revenue Growth

We closely monitor revenue growth in order to assess the performance of our business. In monitoring this growth, we focus on both internal revenue growth and revenue growth through acquisitions. Our internal revenue growth is driven primarily by two factors. First, internal revenue growth is driven by adding new customers. For example, over the past several years we have added the National Guard Bureau, the Department of Transportation and agencies in the intelligence community as new customers. Second, internal revenue growth is driven by increasing revenues with existing customers by adding new contracts or expanding existing contracts. For example, since the initial award of our contract with the Department of State for the provision of passport processing and support services, the scope of services provided by us, and the revenues generated by those services, have grown significantly.

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

As of

December 26, 2008

December 31, 2007

(in millions)

Backlog:

Funded

$

359.1

$

326.6

Unfunded

1,775.5

970.6

Total Backlog

$

2,134.6

$

1,297.2

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

Three Months Ended

Nine Months Ended

December 26, 2008

December 31, 2007

December 26, 2008

December 31, 2007

Cost-plus-fee

30

%

47

%

31

%

48

%

Time-and-materials

51

%

38

%

51

%

36

%

Fixed-price

19

%

15

%

18

%

16

%

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended December 26, 2008, we reported DSO of 78 days, a decrease from 80 days for the three months ended September 26, 2008. The decrease in DSO was primarily the result of stronger cash collections and higher daily revenues during the quarter.

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

Payments to us for performance on certain of our federal government contracts are subject to audit by the DCAA and are also subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability. To the extent that actual adjustments due to rate negotiations, audit adjustments or government funding availability differ from our estimates, our revenue may be impacted. Because substantially all of our receivables come from contracts funded by the federal government, we believe that the likelihood of a material loss on an uncollectible account from this activity is low.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts, and actual results may differ from the estimates. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included in this report. We consider the following accounting policies to be critical to the understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, and are the most important to our financial condition and operating results.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill. Rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected the last day of its third fiscal quarter as its testing date. Based on the testing performed as of December 26, 2008, we determined that no impairments existed as of December 26, 2008. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over periods ranging from one to five years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

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

Three Months Ended

Nine Months Ended

December 26,

December 31,

December 26,

December 31,

Consolidated Statements of Income Data

2008

2007

2008

2007

Revenues

$

203,597

$

147,083

$

567,242

$

430,803

Operating costs and expenses:

Cost of revenues

170,091

123,660

475,775

363,538

Selling, general and administrative

13,220

9,431

36,103

28,181

Amortization of deferred compensation

62

62

187

205

Depreciation and amortization

2,741

1,694

7,044

5,005

Total operating costs and expenses

186,114

134,847

519,109

396,929

Operating income

17,483

12,236

48,133

33,874

Other income (expense):

Other income

17

10

20

16

Interest expense—net

(1,970

)

(919

)

(4,141

)

(3,120

)

Total other expenses

(1,953

)

(909

)

(4,121

)

(3,104

)

Income before taxes

15,530

11,327

44,012

30,770

Provision for income taxes

(5,852

)

(4,576

)

(17,289

)

(12,320

)

Net income

$

9,678

$

6,751

$

26,723

$

18,450

Three Months Ended

Nine Months Ended

December 26,

December 31,

December 26,

December 31,

As a Percentage of Revenues

2008

2007

2008

2007

Revenues

100.0

%

100.0

%

100

%

100.0

%

Operating costs and expenses:

Cost of revenues

83.5

84.1

83.9

84.4

Selling, general and administrative

6.5

6.4

6.4

6.5

Amortization of deferred compensation

—

—

—

—

Depreciation and amortization

1.3

1.2

1.2

1.2

Total operating costs and expenses

91.4

91.7

91.5

92.1

Operating income

8.6

8.3

8.5

7.9

Other income (expense):

Other income

—

—

—

—

Interest expense—net

(1.0

)

(0.6

)

(0.7

)

(0.7

)

Total other expenses

(1.0

)

(0.6

)

(0.7

)

(0.7

)

Income before taxes

7.6

7.7

7.8

7.2

Provision for income taxes

(2.9

)

(3.1

)

(3.0

)

(2.9

)

Net income

4.8

%

4.6

%

4.7

%

4.3

%

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

Our selling, general and administrative expenses include costs not directly associated with performing work for our customers. These costs include wages plus associated fringe benefits, stock-based compensation charges, rent, travel, insurance and professional fees. Among the functions covered by these expenses are sales, business development, contract administration, legal, finance, accounting, human resources, information technology and general management. Most of these costs are allowable costs under the cost accounting standards for contracting with the federal government and are recoverable under cost-plus-fee contracts.

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

Comparison of Results of Operations for the Three Months Ended December 26, 2008 and December 31, 2007

Revenues.  Our consolidated revenues increased $56.5 million, or 38.4%, from $147.1 million for the three months ended December 31, 2007, to $203.6 million for the three months ended December 26, 2008. The increase was primarily due to $9.2 million of increased revenues attributable to engineering and technical support services for the U.S. Air Force and the Defense Information Systems Agency (“DISA”), $6.0 million of increased revenues attributable to information technology life cycle support and logistics management services for the U.S. Army, $8.1 million of increased revenues attributable to operational intelligence services, $8.0 million of increased revenues attributable to biometric software development, training and support, $7.8 million of increased revenues attributable to military intelligence training and operations support for the U.S. Army, $6.2 million of increased revenues attributable to immigration and naturalization services for the Department of Homeland Security, and $5.0 million of increased revenues attributable to systems and software engineering services for the U.S. Army’s Communications-Electronics Life Cycle Management Command and Fires Center of Excellence (“Army CELCMC & FCE”).

Cost of Revenues.  Our cost of revenues increased $46.4 million, or 37.5%, from $123.7 million for the three months ended December 31, 2007, to $170.1 million for the three months ended December 26, 2008. This increase was primarily the result of additional costs attributable to revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 83.5% of revenues for the three months ended December 26, 2008, as compared to 84.1% of revenues for the three months ended December 31, 2007. This decrease was primarily the result of a greater percentage of more profitable time-and-material and fixed price contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $3.8 million, or 40.2%, from $9.4 million for the three months ended December 31, 2007, to $13.2 million for the three months ended December 26, 2008. This increase was primarily due to higher selling, general and administrative expenses attributable to our Oberon acquisition and to higher SFAS 123(R) share-based payment expenses. Selling, general and administrative expense represented 6.5% of revenues for the three months ended December 26, 2008, as compared to 6.4% of revenues for the three months ended December 31, 2007. This increase was primarily a result of Oberon’s higher selling, general and administrative expense as a percentage of revenues.

Depreciation and Amortization.  Our depreciation and amortization expense increased $1.0 million, or 61.8%, from $1.7 million for the three months ended December 31, 2007, to $2.7 million for the three months ended December 26, 2008. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the acquisition of Oberon as well as depreciation expense associated with capital expenditures and leasehold improvements.

Interest Expense, Net.  Our net interest expense increased $1.1 million from $0.9 million for the three months ended December 31, 2007, to $2.0 million for the three months ended December 26, 2008. The increase in net interest expense was primarily due to borrowings under our Senior Credit Facility relating to the Oberon acquisition, partially offset by a lower overall borrowing rate.

Provision for Income Taxes.  Our effective tax rate decreased by 2.7% from 40.4% for the three months ended December 31, 2007, to 37.7% for the three months ended December 26, 2008. The decrease was primarily attributable to a lower consolidated effective state income tax rate and the realization of federal and state tax credits.

Net Income.  Our net income increased $2.9 million from $6.8 million for the three months ended December 31, 2007, to $9.7 million for the three months ended December 26, 2008. The primary reasons for the increase in net income were higher revenues and increased operating income as well as improved margins primarily due to a larger percentage of more profitable time-and-material and fixed-price contracts.

Comparison of Results of Operations for the Nine Months Ended December 26, 2008 and December 31, 2007

Revenues.  Our consolidated revenues increased $136.4 million, or 31.7%, from $430.8 million for the nine months ended December 31, 2007, to $567.2 million for the nine months ended December 26, 2008. The increase was primarily due to $22.3 million of increased revenues attributable to information technology lifecycle support and logistics services under our prime contract with the U.S. Army, $29.1 million of increased revenues attributable to immigration and naturalization services provided to the Department of Homeland Security, $17.3 million of increased revenues attributable to engineering and technical support services for the U.S. Air Force and DISA, $14.9 million of increased revenues attributable to systems and software engineering services for the Army CELCMC & FCE, $14.5 million of increased revenues attributable to biometric software development, training and support, $13.6 million of increased revenues attributable to military intelligence training and operations support for the U.S. Army, $11.5 million of increased revenues attributable to operational intelligence services, $4.8 million of increased revenues attributable to contracts that include specialized engineering and technology services provided to the U.S. Army Program Office Executive Office for Simulation, Training and Instrumentation, and $4.3 million of increased revenues attributable to information systems support provided to the U.S. Marine Corps.

Cost of Revenues.  Our cost of revenues increased $112.3 million, or 30.9%, from $363.5 million for the nine months ended December 31, 2007, to $475.8 million for the nine months ended December 26, 2008. This increase was primarily the result of additional costs attributable to revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 83.9% of revenues for the nine months ended December 26, 2008, as compared to 84.4% of revenues for the nine months ended December 31, 2007. This decrease was primarily the result of a greater percentage of more profitable time-and-material contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $7.9 million, or 28.1%, from $28.2 million for the nine months ended December 31, 2007, to $36.1 million for the nine months ended December 26, 2008. This increase was primarily due to higher selling, general and administrative expenses attributable to our Oberon acquisition, higher SFAS 123(R) share-based payment expenses and increased recruiting costs to expand our workforce. Selling, general and administrative expenses represented 6.4% of revenues for the nine months ended December 26, 2008, as compared to 6.5% of revenues for the nine months ended December 31, 2007. This decrease was primarily the result of continued realization of efficiencies in our corporate infrastructure.

Depreciation and Amortization.  Our depreciation and amortization expense increased $2.0 million, or 40.7%, from $5.0 million for the nine months ended December 31, 2007, to $7.0 million for the nine months ended December 26, 2008. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the acquisition of Oberon as well as depreciation expense associated with capital expenditures and leasehold improvements.

Interest Expense, Net.  Our net interest expense increased $1.0 million from $3.1 million for the nine months ended December 31, 2007, to $4.1 million for the nine months ended December 26, 2008. The increase in net interest expense was primarily due to borrowings under our Senior Credit Facility relating to the Oberon acquisition, partially offset by a lower overall borrowing rate.

Provision for Income Taxes.  Our effective tax rate decreased by 0.7% from 40.0% for the nine months ended December 31, 2007, to 39.3% for the nine months ended December 26, 2008. The decrease is attributable to a lower consolidated effective state income tax rate and the realization of federal and state tax credits.

Net Income.  Our net income increased $8.2 million from $18.5 million for the nine months ended December 31, 2007, to $26.7 million for the nine months ended December 26, 2008. The primary reasons for the increase in net income were higher revenues and increased operating income as well as improved margins primarily due to a larger percentage of time-and-material contracts.

Liquidity and Capital Resources

As of December 26, 2008, we had approximately $5.5 million in available cash. On July 15, 2008, we exercised, in part, the accordion option feature under the Senior Credit Facility to increase the aggregate commitment under the Revolver by $69.1 million. The exercise of the accordion feature increased the amount of the lenders’ current aggregate commitment under the Senior Credit Facility from $186.5 million to $255.6 million, which includes a $219.1 million Revolver and a $36.5 million Term Loan. Immediately following the exercise of the accordion feature, we borrowed under the Revolver to fund the purchase of Oberon and aggregate lender fees of $0.6 million. All other terms of the Senior Credit Facility remained unchanged. We have both short-term and long-term liquidity requirements as described in more detail below.

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

	Nine Months Ended
	December 26, 2008	December 31, 2007
	(in millions)
Net cash provided by operating activities	$38.5	$3.3
Net cash used in investing activities	$(176.8)	$(33.0)
Net cash provided by financing activities	$143.6	$17.0

Net cash provided by operating activities of $38.5 million for the nine months ended December 26, 2008 primarily reflected our net income plus depreciation and amortization expenses, $4.6 million of share-based payment expense and $2.4 million of income tax benefits from stock compensation, partially offset by a $7.8 million decrease in income tax payable. For the nine months ended December 31, 2007, net cash provided by operating activities of $3.3 million consisted primarily of net income plus depreciation and amortization expenses and a $15.8 million increase in accrued expenses, partially offset by a $31.7 million increase in accounts receivable and a $5.1 million decrease in accounts payable.

Net cash used in investing activities of $176.8 million for the nine months ended December 26, 2008 consisted primarily of $170.8 million for the purchase of Oberon and $6.0 million for office equipment and leasehold improvements for new facility leases. Net cash used in investing activities of $33.0 million for the nine months ended December 30, 2007 consisted primarily of $30.6 million for the purchase of Techrizon.

Net cash provided by financing activities of $143.6 million for the nine months ended December 26, 2008 consisted primarily of $142.9 million in borrowings under the revolving portion of our Senior Credit Facility to support the acquisition of Oberon and $1.0 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $17.0 million for the nine months ended December 31, 2007 consisted primarily of $16.8 million in borrowings under the revolving portion of our Senior Credit Facility to support the acquisition of Techrizon.

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

The Amended Credit Agreement increased the amount of the lenders’ aggregate commitment under the Senior Credit Facility from $87.0 million to $187.0 million, which includes a $150.0 million Revolver and a $37.0 million Term Loan. The Term Loan matures on January 31, 2012 and the Revolver matures on October 31, 2012. The Amended Credit Agreement also increased the letter of credit commitment from $5.0 million to $10.0 million and increased the swing line facility from $5.0 million to $20.0 million, both of which are part of the Revolver and have the same maturity date as the Revolver.  The Amended Credit Agreement also eliminated the requirement to hedge a portion of the Company’s outstanding indebtedness under the Senior Credit Facility.

On July 15, 2008, Stanley exercised, in part, the accordion option feature under the Senior Credit Facility to increase the aggregate commitment under the Revolver by $69.1 million. The exercise of the accordion feature increased the amount of the lenders’ current aggregate commitment under the Senior Credit Facility from $186.5 million to $255.6 million, which is comprised of a $219.1 million Revolver and a $36.5 million Term Loan. We paid aggregate lender fees of $0.6 million in connection with the exercise of the accordion feature.

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

As of December 26, 2008, we had $36.0 million of Term Loan indebtedness and $142.9 million of Revolver indebtedness outstanding under our Senior Credit Facility. As of December 26, 2008, our borrowing availability under our $219.1 million Revolver was $76.1 million, after a reduction of $0.1 million for outstanding letters of credit. As of December 26, 2008, we were in compliance with all covenants under our Senior Credit Facility. The obligations under our Senior Credit Facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

Our capital expenditures were $6.0 million and $2.4 million for the nine months ended December 26, 2008 and December 31, 2007, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment.

Off-Balance Sheet Arrangements

As of December 26, 2008, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R moves closer to a fair value model by requiring the acquirer, in a business combination, to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. SFAS 141R also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs, and requires the expensing of acquisition-related costs as incurred.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of December 26, 2008, all of the outstanding debt under our Senior Credit Facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering fifty percent of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our Senior Credit Facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our nine month interest expense on that portion of our outstanding debt not covered by the interest rate swap by $0.8 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 26, 2008, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.  In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 26, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were effective at a reasonable assurance level as of December 26, 2008. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2008 and “Part II, Item 1A. Risk Factors” in our Form 10-Q for the fiscal quarter ended September 26, 2008. These risks and uncertainties have the potential to affect materially our business, financial condition, results of operation, cash flows and future prospects.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended March 31, 2008 and in our Form 10-Q for the fiscal quarter ended September 26, 2008.

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
January 29, 2009

/s/ BRIAN J. CLARK
Brian J. Clark
Executive Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)
January 29, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Stanley, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

3.2	Amended and Restated Bylaws of Stanley, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

10.1	Amendment No. 3 to the 2006 Omnibus Incentive Compensation Plan, dated November 6, 2008*†

10.2	Amendment No. 2 to the Executive Deferred Compensation and Equity Incentive Plan, dated November 6, 2008*†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*      Filed herewith

†      Denotes management contract or compensation plan or arrangement