Form 10-K
period 2009-03-31
Stanley, Inc.
filed 2009-05-21
CIK 1360555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 26, 2008 was approximately $592.5 million (based upon the closing price of $35.76 per share on September 26, 2008, as reported on the New York Stock Exchange). Only for the purpose of this computation, all directors, executive officers and 10% beneficial owners (excluding the Registrant's Employee Stock Ownership Plan) of the Registrant have been treated as affiliates.

         As of May 14, 2009, there were 23,910,914 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement relating to the Registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

STANLEY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

        We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results, except as required by law.

 PART I

ITEM 1.    BUSINESS

Company Overview

        We provide information technology services and solutions to U.S. defense, intelligence and federal civilian government agencies. We offer our customers solutions and expertise to support their mission-essential needs at any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology. As a systems integrator, we apply these five service areas to enable our customers to achieve interoperability between different business processes and information technology systems.

        We were founded in 1966 and have established long-standing, successful relationships with our federal government customers. At March 31, 2009, we had approximately 300 active contractual engagements across 54 federal government agencies. Our customers include all major agencies of the Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

        For the fiscal year ended March 31, 2009, or fiscal 2009, we derived approximately 72% of our revenues from agencies within the Department of Defense and approximately 28% of our revenues from federal civilian government agencies. For fiscal 2009, our top 10 revenue-generating contracts accounted for approximately 63% of our revenues. Our contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 10% of our revenues for fiscal 2009. Our contracts with the Department of the Navy for production engineering and integration services under various Space and Naval Warfare Systems Command, or SPAWAR, programs also accounted for approximately 10% of our revenues for fiscal 2009. No other single contract accounted for 10% of our revenues for fiscal 2009. We acted as the prime contractor on contractual engagements that provided approximately 69% of our revenues for fiscal 2009.

        From the fiscal year ended March 31, 1999 through fiscal 2009, we increased our revenues at a compound annual growth rate of 32%, and we have been profitable in every year during that period. Our revenues for fiscal 2009 were $779.7 million. At March 31, 2009, our total backlog was $2,024.9 million and our funded backlog was $340.4 million. For a discussion of how we calculate backlog, see "Backlog."

        Over the three-year period ended March 31, 2009, we have won 95% of competitively awarded contracts on which we were the incumbent. During fiscal 2009, we achieved an overall win rate, including the incumbent contracts referred to above, of approximately 54%. For a discussion of how we calculate our win rate, see "Business Development."

        We emphasize three essential attributes—a commitment to strong partnerships, integrity in all dealings and results for our customers—in order to develop long-term relationships with our customers and achieve the highest quality workforce in our industry. Our senior management team includes a core group of executives who have grown our company over the past two decades. Our team has been supplemented with strategic hires and is supported by a high quality staff of approximately 4,800 employees at March 31, 2009. Several members of our senior management team, including our chief executive officer, have served in the U.S. armed forces, and we believe this experience provides us with significant knowledge of these organizations. At March 31, 2009, approximately 62% of our employees held Secret or Top Secret clearances, which are necessary to work on classified contracts. Additionally, our management team and our employees have a personal stake in our continued growth and success as they own a significant portion of our common stock.

Our Services

        As a systems integrator and a provider of information technology services and solutions, our service portfolio is comprised of five areas, each customizable to meet unique customer needs. These areas are systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology. Our end-to-end information technology services provide our customers with solutions throughout the design, build, delivery, and operation and modernization stages of a program. By combining knowledge and successful implementation of best-of-breed processes with intelligent application of emergent technologies, we help our customers meet critical goals and milestones on time and within budget in support of their operational objectives.

  Systems Engineering

        Our systems engineering services apply formal engineering methods and practices to analyze, design, develop, deploy and modernize information systems providing high-end capability for Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance, or C4ISR, functions, biometrics, operations, logistics and business systems. Systems engineering activities are provided by teams of system, software, data and communications engineers who are supported by cleared personnel, infrastructure and facilities. Our primary software and systems engineering service offerings include:

  •
  systems design and enterprise architecture development;

  •
  software engineering and development;

  •
  security engineering and information assurance;

  •
  Command and Control, or C2, and C4ISR engineering and integration;

  •
  intelligence systems engineering;

  •
  biometrics systems engineering;

  •
  systems production and deployment;

  •
  information and data engineering and development;

  •
  systems engineering and technical assistance; and

  •
  independent verification and validation.

  Enterprise Integration

        Our enterprise integration services provide interoperability of data, functionality and information management to business processes, users and other information systems in order to support our customers' missions. Enabled by our expert knowledge of commercial-off-the-shelf, or COTS, packages, which include enterprise resource planning, or ERP, and business process management technologies, we integrate new functionality with existing applications and infrastructure to enhance horizontal interoperability across the enterprise. In addition, we design, implement, support and protect both secure and unclassified information technology infrastructures and provide certification and accreditation and offensive and defensive information operations services. Our service offerings that support enterprise integration include:

  •
  business process development and workflow automation;

  •
  COTS software integration;

  •
  enterprise content management;

  •
  enterprise application integration;

  •
  document management;

  •
  e-government and e-business solutions;

  •
  ERP blueprinting, configuration and implementation;

  •
  cyber security and infrastructure protection;

  •
  network and information technology infrastructure engineering; and

  •
  information assurance.

  Operational Logistics

        Our operational logistics services provide resource, supply chain, maintenance and sustainment planning, management and support to federal government customers, principally to U.S. military operations. Our solution sets include personnel with broad logistics experience, a family of proven logistics business applications and logistics engineers, and support personnel dedicated to our customers' missions. Our operational logistics offering expands beyond the support of logistics systems and operations and includes the fielding and support of intelligence and biometrics systems for our customers both domestically and internationally. Our operational logistics service offerings include:

  •
  logistics engineering;

  •
  logistics business systems;

  •
  system fielding and lifecycle support;

  •
  training program support;

  •
  intelligence systems support;

  •
  intelligence operations;

  •
  biometrics field support;

  •
  supply management and warehouse operations;

  •
  maintenance engineering;

  •
  documentation and e-manual development; and

  •
  large-scale military deployment planning and embarkation support.

  Business Process Outsourcing

        Our business process outsourcing services offer engineers, analysts and subject matter experts in key business functions, such as requirements analysis, project and program management, operational support, administration and budgeting. Our business process outsourcing team members bring with them proven techniques for process and product improvement, which we believe continue to enhance organizational performance after the contractual engagement's goals have been achieved. Our business process outsourcing service offerings include:

  •
  facility operations;

  •
  business process improvement;

  •
  program and project management;

  •
  functional analysis;

  •
  records management;

  •
  facility management and build-out; and

  •
  developmental and operational test and evaluation.

  Advanced Engineering and Technology

        Our advanced engineering and technology capabilities deliver expert analysis, design, prototyping and engineering to U.S. defense, intelligence and federal civilian government customers implementing state-of-the-art and emergent technologies to enhance information exchange, interoperability, data-sharing capabilities, C4ISR and weapons systems effectiveness. Our primary advanced engineering and technology offerings include:

  •
  intelligence future technology development;

  •
  biometrics collection, storage and analysis;

  •
  sensor integration;

  •
  service-oriented architectures;

  •
  microsystems design/development;

  •
  fiber/electro-optics;

  •
  microelectronics; and

  •
  domain and situational awareness.

Qualifications

        We apply industry-recognized quality control and management processes to ensure repeatable, effective and efficient solution delivery for our customers. Our Quality Management System, or QMS, applies standard methodologies, such as ISO 9001-2000, Lean Six Sigma and CMMI, to our customer engagements as required by contract or as appropriate to the type of product or service provided. We also implement our QMS within key operations support functions such as contract management, human resources, purchasing and security. Our Software Engineering and Integration Division has achieved an SEI CMMI Maturity Level 5 assessment jointly with one of our U.S. Army customer organizations. Our other software engineering units have implemented our QMS at SEI CMMI Maturity Level 3 in support of system integration for the Joint Strike Fighter Program Office, the U.S. Marine Corps, the U.S. Army, the Department of State and other federal civilian government customers. At March 31, 2009, we had eight operating locations registered with the ANSI-ASQ National Accreditation Board for ISO 9000. In addition, we had 30 certified Project Management Professionals, or PMP, on staff accredited by the Project Management Institute, or PMI. The PMI Project Management Body of Knowledge forms the basis for all of our project management processes from planning through completion.

Strategic Acquisitions

        We have supplemented our internal growth and expanded our service offerings and customer base through the following six strategic acquisitions since 2000:

Acquired Company	Date of Acquisition
GCI Information Services, Inc.	January 2000
CCI, Incorporated	September 2002
Fuentez Systems Concepts, Inc.	December 2003
Morgan Research Corporation	February 2006
Techrizon, LLC	April 2007
Oberon Associates, Inc.	July 2008

        In January 2000, we acquired GCI Information Services, Inc., broadening our electronic records management services and adding the Department of Commerce and Department of the Treasury as customers. In September 2002, we acquired CCI, Incorporated, expanding our operational logistics portfolio and adding a strong presence with the Naval Air Systems Command. In December 2003, we acquired Fuentez Systems Concepts, Inc., providing us with additional systems engineering, production, integration and C4ISR expertise, and adding SPAWAR, the Department of Homeland Security and Department of Defense agencies within the intelligence community as customers.

        In February 2006, we completed the acquisition of Morgan Research Corporation, or Morgan. This acquisition provided us with a presence in Huntsville, Alabama, which, as a result of the Department of Defense's Base Realignment and Closure program, or BRAC, will be the new headquarters of the Army Materiel Command and is home to the Army Space and Missile Defense Command and a substantial portion of the Missile Defense Agency. In addition, this acquisition combined the specialized engineering and technology expertise of Morgan with our existing systems integration capabilities, providing us with additional key prime contract vehicles and enabling us to provide complementary information technology and systems engineering services and an expanded suite of solutions to our customers.

        In April 2007, we completed the acquisition of Techrizon LLC, or Techrizon. This acquisition combined the specialized expertise of Techrizon with Stanley's proven systems integration capabilities. The two companies provide complementary information technology services and together offer an expanded suite of solutions for our combined customer base. Techrizon provides support to the U.S. Army's Communications-Electronics Life Cycle Management Command and the Fires Center of Excellence. Techrizon has also provided support to the U.S. Army's Field Artillery School since 1976.

        In July 2008, we acquired Oberon Associates, Inc., or Oberon. Oberon provides engineering, operational intelligence and information technology support to multiple elements of the U.S. Army, in addition to the U.S. Air Force, Defense Information Systems Agency, Transportation Security Administration and several agencies throughout the intelligence community. Oberon's areas of expertise include biometrics systems engineering, integration and operational deployment; intelligence community support; communications engineering; and information technology and enterprise data management. The acquisition of Oberon expands the range of solutions offered to our customers, bringing biometric applications experts, functional experts within the intelligence community, and expertise in communications and information management systems.

Customers

        We have successfully established long-standing relationships with many governmental agencies. At March 31, 2009, we had approximately 300 active contractual engagements across 54 federal government agencies. Our customers include all major agencies of the Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the

Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services. We believe our long-standing relationships are due in large part to our customer-centric account management process, our technical expertise and proven performance on individual contracts.

        For fiscal 2009, we derived approximately 72% of our revenues from agencies within the Department of Defense, as compared to 66% in the fiscal year ended March 31, 2008, or fiscal 2008, and 65% in the fiscal year ended March 31, 2007, or fiscal 2007. Approximately 28% of our fiscal 2009 revenues were from federal civilian government agencies. In fiscal 2008 and 2007, approximately 34% and 35%, respectively, of our revenues were from federal civilian government agencies. Our largest customer group is the U.S. Army, which accounted for approximately 44% of revenues for fiscal 2009. In fiscal 2008 and 2007, the U.S. Army accounted for approximately 38% and 35%, respectively, of our revenues. Our contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 10% of our revenues for fiscal 2009 as compared to 16% in fiscal 2008 and 15% in fiscal 2007. Our contracts with the Department of the Navy for production engineering and integration services under various SPAWAR programs also accounted for approximately 10% of our revenues for fiscal 2009 as compared to 12% in each of fiscal 2008 and fiscal 2007. Contracts for which we acted as the prime contractor represented approximately 69% of our revenues for fiscal 2009, as compared to 77% in fiscal 2008 and 80% in fiscal 2007.

Business Development

        We believe our account management process is a highly disciplined, team-based approach to customer relationship management and business development, designed to understand our customers, their organizations and their missions. Our scalable process, modeled after industry best practices and refined over years of application, seeks to identify sales opportunities well in advance of contract competition and guides the lead generation and development process, focusing limited resources on achieving growth objectives while providing the basis for making strategic decisions in meeting both existing and new customer needs and opportunities.

        Systems and processes developed in support of our business development activities include a capture management system that aggregates customer data throughout the lead identification process and from previous contractual engagements and third-party sources, ultimately facilitating the bid decision and proposal process. Our systems and processes also provide us with real-time reporting of pipeline and bid status. The business development organization also includes a business intelligence function facilitating program account opportunity reviews, sales training, research and competitive analyses.

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

        During fiscal 2009, we achieved an overall win rate of approximately 54%. Overall win rate represents the number of bids won as a percentage of the total number of bids evaluated in that same period. We also measure our win rate with respect to competitively awarded contracts on which we are the incumbent contractor. Over the three-year period ended March 31, 2009, we achieved a win rate of 95% on these contracts.

Seasonality

        Our business in general is not seasonal. However, it is not uncommon for federal government agencies to award extra tasks or complete other contract actions in the weeks before the end of the federal government's fiscal year (which is September 30 of each year) in order to avoid the loss of unexpended fiscal year funds. Additionally, in years when the federal government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a continuing resolution that authorizes agencies of the federal government to continue to operate, but traditionally does not authorize new spending initiatives. When much of the federal government operates under a continuing resolution, delays can occur in procurement of products and services, and such delays can affect our revenue and profit during the period of delay.

Existing Contract Profile

  Contract Types

        At March 31, 2009, we had approximately 300 active contractual engagements, each employing one of three types of price structures: cost-plus-fee, time-and-materials or fixed-price.

        Cost-Plus-Fee Contracts.    Cost-plus-fee contracts provide for reimbursement of costs, to the extent that such costs are reasonable, allowable and allocable to the contract, and for the payment of a "fee," which essentially represents the profit negotiated between the contractor and the contracting agency. There are three basic types of cost-plus-fee contracts. Cost-plus-fixed-fee contracts provide for a negotiated fee that is fixed at inception and does not vary with actual costs. Cost-plus-award-fee contracts provide for a fee consisting of a base amount fixed at inception and an award amount that varies based on the federal government's evaluation of contractor performance. Cost-plus-incentive-fee contracts provide for an initially negotiated fee that is adjusted based on a formula that provides, within limits, for increases or decreases based on the relationship of total allowable actual costs to target costs.

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

        The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Fiscal Year Ended March 31,
	2009	2008	2007
Cost-plus-fee	30%	46%	52%
Time-and-materials	51%	36%	32%
Fixed-price	19%	18%	16%

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

  Contract Vehicles

        We compete for task orders through a variety of arrangements or contract vehicles, including government-wide acquisition contracts, or GWACs, blanket purchase agreements, GSA schedules and agency-specific indefinite delivery/indefinite quantity, or ID/IQ contracts. We hold a number of GWACs, agency-specific ID/IQ contracts and GSA schedule contracts. These are popular contract award methods, offering more flexible, cost-effective and rapid procurement processes.

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

        At March 31, 2009, our total backlog was $2,024.9 million and funded backlog was $340.4 million. At March 31, 2008, our total and funded backlog was $1,784.3 million and $299.3 million, respectively.

Partnering

        Strong industry partnerships with leading vendors and other systems integrators provide a valuable source of information regarding new technology trends and techniques. Similar to our approach for managing customer relationships, we designate partnership leads responsible for understanding the product roadmaps of specific technologies and for working closely with our product vendors. We seek to utilize the research and development investments of our partners for our customers' benefit. These partnerships enable us to provide significant additional capabilities to our customers, including technology and software services that are not otherwise available directly from us.

Subcontractors

        When we act as a prime contractor, as we often do, we derive revenue either through our own work or through the efforts of our subcontractors. As part of the contract bidding process, we may enter into teaming agreements with subcontractors to enhance our ability to bid on large, complex assignments or to address more completely a particular customer's requirements. Teaming agreements and subcontracting relationships are useful because they permit us, as a prime contractor, to compete more effectively on a wider range of projects. In addition, we may engage a subcontractor to perform a discrete task on an engagement or a subcontractor may approach us because of our position as a prime contractor. When we are a prime contractor on an engagement, we are ultimately responsible for the overall engagement as well as the performance of our subcontractors.

        We estimate that revenues derived from work performed by our subcontractors represented approximately 30% of our revenues for fiscal 2009 and approximately 34% of our revenues for fiscal 2008. As discussed further in the section of this report entitled "Risk Factors," if our subcontractors were to fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer and as a result our financial condition, results of operations and cash flows could decline.

Competition

        Despite consolidation over the past several years, the federal information technology services and solutions industry is comprised of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations with significant name recognition and presence throughout the federal government. Because of the diverse requirements of federal government customers and the highly competitive nature of large federal contracting initiatives, corporations frequently form teams to pursue contract opportunities. Prime contractors leading large proposal efforts select team members based on their relevant capabilities and experience particular to each opportunity. As a result of these circumstances, companies that are competitors for one opportunity may be team members for another opportunity. In each of our five service areas, we generally bid against companies of varying sizes and specialties. Our competitors include large defense and information technology prime contractors, as well as a number of smaller federal contractors with specialized capabilities. We compete on the basis of our technical abilities, customer relationships, past performance, cost containment, reputation and ability to provide quality personnel.

Employees

        We had approximately 4,800 employees at March 31, 2009, located in 35 states, Washington, D.C. and 10 foreign countries. The depth and breadth of the security clearances held by our employees is instrumental in allowing us to compete for, and work on, classified projects. At March 31, 2009, approximately 62% of our employees held Secret or Top Secret clearances.

        We are party to a collective bargaining agreement with the United Electrical, Radio and Machine Workers of America local 1008, which sets forth the wages, benefits and certain working conditions for our approximately 190 employees performing work on an engagement with the U.S. Citizenship and Immigration Services, or USCIS, Department of Homeland Security at its California Service Center in Laguna Nigel, California.

        We believe that our relations with our employees are good and that we have successfully created a culture that focuses on developing employees throughout their career and promoting them within our organization. From 2007 through 2009, FORTUNE® magazine has included us on its list of "100 Best Companies to Work For."

Intellectual Property

        We currently have six issued patents and 24 pending patent applications outstanding, eight of which are domestic and 16 of which are international. While we believe these patent applications are valid and that these patents will be issued, we do not consider our business to be materially dependent on the issuance or protection of these patents.

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

        In addition, copies of any document we file with or furnish to the SEC may be obtained from the SEC at its public reference room at Headquarters Office, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC's public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

Certifications

        We have included as Exhibits 31 and 32 to this report the certificates of our Chief Executive Officer and Chief Financial Officer filed with the SEC certifying to the quality of our public disclosure. Our Chief Executive Officer has also submitted to the New York Stock Exchange a certificate certifying that he is not aware of any violations by our company of the New York Stock Exchange corporate governance listings standards.

ITEM 1A.    RISK FACTORS

        Set forth below are risks that we believe are material to investors who purchase or own our common stock. You should consider carefully the following risks, together with the other information contained in and incorporated by reference in this Annual Report on Form 10-K.

Risks Related to Our Business

We depend on contracts with federal government agencies for substantially all of our revenues. If our relationships with these agencies were harmed, our revenues and operating results could decline.

        Revenues from federal government contracts, either as a prime contractor or as a subcontractor, accounted for nearly 100% of our revenues for fiscal 2009. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense or Department of State in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agency customers are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could decline.

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

  •
  emergency spending that reduces funds available for other government priorities, such as the emergency spending pursuant to the Economic Recovery and Stimulus Act of 2009, the American Recovery and Reinvestment Act of 2009 and relief for financial and other institutions;

  •
  realignment of funds with changed government priorities under the new President and the Secretary of Defense, including "insourcing" of previously contracted support services and the realignment of funds to other non-defense related programs, which may reduce the amount of funds available to defense-related and other programs in our core service areas; and

  •
  general economic and political conditions, including any event that reduces federal tax receipts or results in a change in spending priorities of the federal government.

        These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts, any of which could cause us to lose revenues. These or other factors also could adversely affect our operating results in any given fiscal period and cause significant fluctuations in our revenue across fiscal periods.

        In particular, revenues earned from contracts with the Department of Defense, including from subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 72% of our revenues for fiscal 2009. In the past, the U.S. defense budget has declined from time to time, resulting in a slowing of new program starts, program delays and program cancellations. These reductions may cause defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. Current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq and may not be sustainable, including as a result of changes in government leadership, policies or priorities. Future levels of expenditures and authorizations for defense-related programs may decrease or shift to programs in areas where we do not provide services. Any such decline or shift in defense-related expenditures could harm our revenues and operating results.

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

        We may never realize some of the revenues that are included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. At March 31, 2009, our total backlog was approximately $2,024.9 million, of which only approximately $340.4 million was funded. In addition, there can be no assurance that our backlog will result in actual revenues in any particular period. This is because the actual receipt, timing and amount of revenues under contracts included in backlog are subject to various contingencies, many of which are beyond our control. For example, the actual receipt of revenues from contracts included in backlog may never occur or may be delayed because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified or terminated early, including as a result of a lack of appropriated funds. In addition, the fact that our backlog may translate into revenue does not guarantee that the contracts will be profitable.

Loss of our position as a qualified contractor under one or more General Services Administration schedules, or as a prime contractor on one or more of our contracts would impair our operating results and our ability to win new business.

        In recent years, the federal government has increasingly relied on GSA schedules and multi-award ID/IQ contracts for its procurement needs. When using GSA schedules and multiple-award ID/IQ contracts, a procuring officer chooses providers from a pre-selected group of contractors, and contractors that are not part of the group generally will not be notified of, and will not be able to compete for, these contracts or task orders. Accordingly, our ability to maintain our existing business and win new business depends on our ability to maintain our position as a GSA schedule contractor and a prime contractor on multiple-award ID/IQ contracts.

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

        The growth of our business and revenues depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced information technology skills and appropriate security clearances, and who work well with our defense, intelligence and federal civilian government customers. Competition for such personnel is intense, and recruiting, training and retention costs place significant demands on our resources. If we are unable to recruit and retain a sufficient number of qualified employees, our ability to maintain and grow our business could be limited. Furthermore, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins. In addition, many of our professional personnel may have specific knowledge of and experience with our federal government customers' operations, and we obtain some of our contracts based on that knowledge and experience. The loss of services of key personnel could impair our ability to perform required services under some of our contracts and to retain such contracts, as well as our ability to win new business.

Negotiations with labor unions and possible work actions could divert management attention and disrupt operations. In addition, new collective bargaining agreements or amendments to agreements could increase our labor costs and operating expenses.

        As of March 31, 2009, approximately 4% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements is uncertain and may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and may disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address union-initiated work actions, including strikes. Depending on the nature, the type, and the duration of any threatened or actual work action, these actions could disrupt our operations and could adversely affect our operating results.

We may be subject to further unionization, work stoppages, slowdowns or increased labor costs.

        From time to time, we may be subject to labor matters in the course of our business and there is no assurance that future issues with labor unions or our employees will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may result in demands that may increase our operating expenses and adversely affect our profitability. If any group of our employees were to unionize and we were unable to agree on the terms of a collective bargaining agreement, if we were awarded a government contract that requires us to hire a unionized workforce, or if we were to experience widespread employee dissatisfaction, it is possible that we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting our non-union status. Any of these events could be disruptive to our operations and could have a material adverse effect on our business, operating results and financial condition.

        In addition, proposed legislation could make it more difficult to maintain union-free workplaces in our facilities. If certain proposed legislation is passed and if unions target our facilities for unionization, our business could be negatively affected.

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

        The costs we incur in the competitive procurement process may be substantial, and, to the extent we participate in competitive procurements and are unable to win particular contracts, these costs could negatively affect our operating results. In addition, GSA schedule contracts, GWACs, blanket purchase agreements and other ID/IQ contracts do not guarantee more than a minimal amount of work for us, but instead provide us access to work generally through further competitive procedures. The increasing reliance by the federal government on GSA schedules, GWACs and other multi-award ID/IQ contracts for its procurement needs has led to increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenues under these contracts. We may not be able to realize revenues or otherwise sell successfully under these contracts. Our failure to compete effectively in this procurement environment could harm our operating results.

We may sustain reduced profits or financial losses on some contracts if we miscalculate the resources we need to perform under the contract.

        We provide services to the federal government under contracts with three basic types of price structure: cost-plus-fee, time-and-materials and fixed-price. For fiscal 2009, we derived approximately 30%, 51% and 19% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively. Each of these types of contracts, to varying degrees, involves the risk that we underestimate our cost of fulfilling the contract, and we occasionally have suffered in the past, and may suffer in the future, reduced profits or financial losses on our contracts, thereby causing our operating results to decline. This risk is greater for fixed-price contracts, where we bear the full impact of cost overruns, and an increase of fixed-price contracts in our contract mix would increase our exposure to this risk.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee, fixed-price or time-and-materials contracts in our total contract mix.

        Although fixed-price and time-and-materials contracts entail a greater risk of a reduced profit or financial loss on a contract compared to cost-plus-fee contracts, fixed-price and time-and-materials contracts typically provide higher profit opportunities because we receive the benefit of cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee, fixed-price and time-and-materials contracts accounted for approximately 30%, 19% and 51%, respectively, of our revenues for fiscal 2009, approximately 46%, 18% and 36%, respectively, of our revenues for fiscal 2008, and approximately 52%, 16% and 32%, respectively, of our revenues for fiscal 2007. To the extent that we enter into more cost-plus-fee or less fixed-price and time-and-materials contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

Our cash flow and profitability could be reduced if expenditures are incurred prior to the final receipt of a contract.

        From time to time, in order to ensure that we satisfy our customers' delivery requirements and schedules, we may elect to initiate work in advance of receiving final authorization from the government customer or a prime contractor. If our government or prime contractor customers' requirements change or if the government or the prime contractor directs the anticipated procurement to a contractor other than us, our pre-contract costs might not be recoverable. This could reduce anticipated earnings or result in a loss, negatively affecting our cash flow and profitability.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

        Revenues derived from contracts in which we acted as a subcontractor to other companies represented approximately 31% of our revenues for fiscal 2009. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a prime contractor, we often rely on other companies to perform some of the work under a contract. We expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenues in the foreseeable future. Our business, prospects, financial condition and operating results could be harmed if other contractors eliminate or reduce their relationships with us, whether because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces other prime contractors' programs or does not award them new contracts.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

        As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. We estimate that revenues derived from work performed by our subcontractors represented approximately 30% of our revenues for fiscal 2009. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers' expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to liability for the agency's costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

Unfavorable government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our customers.

        We must comply with laws and regulations relating to government contracts and are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject. We are subject to audit and investigation by the Defense Contract Audit Agency, or DCAA, the Defense Contract Management Agency and other government agencies with respect to our compliance with federal laws, regulations and standards. These audits may occur several years after the period to which the audit relates. The DCAA, in particular, also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any payments received by us from the federal government for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts, which could result in a material adjustment of the payments received by us under such contracts. In addition, any costs found to be improperly allocated to a specific contract will not be reimbursed. Our incurred cost submissions have been audited by the DCAA through December 31, 2005 for Techrizon and through March 31, 2006 for Stanley and Morgan. Costs for which Techrizon was reimbursed after December 31, 2005 and costs for which Stanley and Morgan were reimbursed after March 31, 2006 may be subsequently disallowed upon the completion of future audits. Due to a lack of cost-plus-fee type contracts, the DCAA had not required Oberon to submit an incurred cost submission until its fiscal year ended June 30, 2007. The incurred cost submission has been submitted for Oberon's fiscal year ended June 30, 2007, but an audit has not yet been performed by the DCAA. In addition, non-audit reviews by the federal government may still be conducted on all of our current government contracts.

        If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or debarment from doing business with federal government agencies. For example, many of the contracts we perform for the federal government are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits. If the Department of Labor, or DOL, determines that we violated the Service Contract Act or its implementing regulations, we could be liable for back wages or suspended for a period of time from winning new government contracts or renewals of existing contracts. The DOL is currently reviewing our wage and benefit determinations associated with our contract with USCIS and if they were to determine we violated any laws or regulations, our future operating performance could be materially and adversely affected.

        Furthermore, our reputation could suffer serious harm if allegations of impropriety were made against us, whether or not true. If we are suspended or prohibited from contracting with the federal government, or any federal government agency, if our reputation or relationship with federal government agencies becomes impaired or if the federal government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, it could materially and adversely affect our operating performance and could result in additional expenses and a loss of revenue.

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

        We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations that require our management to conduct an annual assessment and to report on the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must issue an auditor's report addressing the effectiveness of our internal controls over financial reporting. We cannot be certain as to our ability to continue to comply with the requirements of the Sarbanes-Oxley Act. If we are not able to continue to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, should we identify a material weakness there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal control over financial reporting, which may have an a material adverse effect on our business and operations.

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

        We have completed six acquisitions since 2000 and expect to consider further acquisitions and investments in the future. If we make an acquisition or investment, we may:

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

        Our Amended and Restated Revolving Credit and Term Loan Agreement, or Amended Credit Agreement, contains financial and operating covenants, including fixed charge and leverage ratios as well as limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; repurchase of shares of capital stock and options to purchase shares of capital stock; transactions with affiliates; sale and leaseback transactions and restricted payments. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations.

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

Continuation of the current economic conditions may negatively impact our business, including our ability to access additional liquidity.

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

  •
  reduce orders, or otherwise, modify contracts;

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

  •
  control or prohibit the export of our technology and services;

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

  •
  timing of significant bid and proposal costs;

  •
  strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

  •
  federal government shutdowns or temporary facility closings;

  •
  changes in presidential administrations and senior federal government officials that affect the timing of technology procurement; and

  •
  changes in federal government policy or budgetary measures that adversely affect government contracts in general.

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

        In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and administration approval in a timely manner. The federal government's fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements with us until a budget has been approved. Any such suspensions may reduce our revenue during that year.

Our executive officers and directors as a group and our Employee Stock Ownership Plan own a significant percentage of our common stock, and as a result have significant influence over our affairs and policies.

        Our executive officers and directors as a group beneficially owned approximately 23% of our outstanding common stock at March 31, 2009. For so long as our executive officers and directors continue to own a significant portion of our outstanding common stock, they will have significant influence over matters submitted to our stockholders for approval and exercise significant control over our business policies and affairs, including the election of directors, amendments to our certificate of incorporation and determinations with respect to mergers and other business combinations, including those that may result in a change in control of our Company. In addition, our Employee Stock Ownership Plan, or ESOP, beneficially owned approximately 14.6% of our outstanding common stock at March 31, 2009. Substantially all of the participants in the ESOP are our employees. If these participants act together, they may also be able to exert influence over matters submitted to our stockholders for approval, and if they act together with our executive officers and directors, they may be able to determine the outcome of matters submitted for stockholder approval. The interests of our executive officers and directors and the ESOP participants may conflict with the interests of our other stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease our office facilities and we do not own any facilities or real estate that are material to our operations. We lease approximately 49,100 square feet in Arlington, Virginia for our corporate headquarters for a term expiring December 31, 2015. At March 31, 2009, we leased additional facilities at approximately 45 other locations in 17 states and Washington, D.C. We also had employees working at customer sites both in the United States and in other countries. We believe our present facilities are adequate to meet our current and projected needs. Our leases and subleases have various terms ranging from one month to ten years and annual rents ranging from approximately $12,500 to $1.76 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the New York Stock Exchange under the symbol "SXE."

        The following table reflects, by quarter, the high and low prices per share of our common stock on the New York Stock Exchange for each of the periods listed.

Quarter Ended	High	Low
06/30/07	$19.64	$13.41
09/30/07	$27.75	$17.41
12/31/07	$38.53	$24.00
03/31/08	$34.08	$22.68

Quarter Ended	High	Low
06/27/08	$35.50	$23.50
09/26/08	$38.99	$31.00
12/26/08	$37.46	$26.06
03/31/09	$36.37	$23.79

        As of May 14, 2009, there were approximately 117 holders of record of our common stock, although there is a much larger number of beneficial owners.

Dividend Policy

        We have never declared nor paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        We did not issue or sell any securities in fiscal 2009 that were not registered under the Securities Act of 1933, or the Securities Act. The issuance of shares to the ESOP did not constitute sales within the meaning of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

        See Item 12 of this report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding our equity compensation plans.

Performance Graph(1)

        The following graph shows the total stockholder return of an investment of $100 in cash on October 18, 2006 for (i) our common stock, (ii) the Standards & Poor's 500 Index, or S&P 500 Index, and (iii) our peer group index(2). All values are calculated as of October 18, 2006 (the first day of trading of our common stock) through March 31, 2009.

        The comparison assumes that all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Cumulative Total Return

	October 18, 2006	March 31, 2007	March 31, 2008	March 31, 2009
Stanley, Inc.	$100.00	$100.65	$190.06	$163.81
Peer Group Index	$100.00	$92.80	$98.06	$101.46
S&P 500 Index	$100.00	$104.21	$96.76	$58.37

(1)
The material in this report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
In fiscal 2008, our peer group was composed of NCI, Inc., ManTech International Corp., Dynamics Research Corp., MTC Technologies Inc., CACI International Inc., SI International, Inc., ICF International, Inc., SRA International, Inc. and SAIC, Inc. In fiscal 2009, we changed our peer group to omit MTC Technologies Inc. and SI International, Inc., since these companies were acquired and ceased trading during our fiscal 2009.

ITEM 6.    SELECTED FINANCIAL DATA

        The table below, derived from our audited consolidated financial statements, presents our selected historical financial data for each of the five fiscal years in the five-year period ended March 31, 2009.

        You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

	Year Ended March 31, (in thousands, except per share amounts)
	2009(1)	2008(2)	2007	2006(3)	2005
Statement of income data:
Revenues	$779,679	$604,342	$409,411	$284,801	$282,456

Operating costs and expenses:
Cost of revenues	653,672	512,243	343,628	241,357	243,677
Selling, general and administrative	49,114	37,242	30,700	19,709	16,844
Amortization of deferred compensation	250	267	5,082	790	372
Depreciation and amortization	9,988	6,695	5,424	3,057	2,327
Impairment of intangible assets	—	—	—	3,590	—

Operating income	66,655	47,895	24,577	16,298	19,236
Other income (expense):
Other income (expense)	26	19	(478)	101	2
Interest expense, net	(5,397)	(3,779)	(5,918)	(2,441)	(822)

Income before taxes	61,284	44,135	18,181	13,958	18,416
Provision for income taxes	(24,054)	(17,971)	(7,476)	(5,708)	(7,184)

Net income	$37,230	$26,164	$10,705	$8,250	$11,232

Earnings per share(4):
Basic	$1.63	$1.18	$0.61	$0.58	$0.78
Diluted	$1.56	$1.12	$0.55	$0.51	$0.70
Weighted-average shares(4):
Basic	22,819	22,133	17,567	14,202	14,446
Diluted	23,814	23,414	19,458	16,096	16,117
Statement of cash flows data:
Net cash provided by operating activities	$44,547	$21,065	$16,037	$10,224	$3,506
Net cash used in investing activities	(179,582)	(34,407)	(4,282)	(86,588)	(997)
Net cash provided by (used in) financing activities	136,575	877	981	76,364	(2,509)
Balance sheet data (at period end):
Cash(5)	$1,811	$271	$12,736	$—	$—
Working capital	91,854	66,730	60,919	29,299	13,085
Total assets	501,552	306,055	237,975	199,903	93,558
Line of credit	135,030	—	—	10,409	21,214
Long-term debt	34,500	35,500	36,750	99,000	7,833
Total long-term liabilities	179,926	40,238	40,346	102,885	9,367
Stockholders' equity	217,223	166,704	134,152	42,389	34,567

(1)
On July 15, 2008, we acquired Oberon for $167.8 million at closing, net of cash acquired, plus an additional $3.0 million in post closing net working capital and other purchase price adjustments. For further information on this acquisition, please see Note 8 to the Consolidated Financial Statements in Item 15 of this report.

(2)
On April 1, 2007, we acquired Techizon for $30.6 million, which includes $0.3 million in transaction fees. For further information on this acquisition, please see Note 8 to the Consolidated Financial Statements in Item 15 of this report.

(3)
On February 16, 2006, we acquired Morgan for $76.0 million plus an additional $6.2 million in working capital and other purchase price adjustments.

(4)
Earnings per share and weighted-average shares are calculated after giving effect to the thirty-for-one stock split on September 12, 2006.

(5)
In the fiscal years ended March 31, 2005 and 2006 we did not maintain a cash balance, as we applied all of our operating cash flow to reduce indebtedness under outstanding lines of credit.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the audited consolidated financial statements and the accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various risks, including but not limited to those risks identified in the section of this report entitled "Risk Factors" and elsewhere in this report.

Overview

        We provide information technology services and solutions to U.S. defense, intelligence and federal civilian government agencies. We offer our customers solutions and expertise to support their mission-essential needs at any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology. As a systems integrator, we apply these five service areas to enable our customers to achieve interoperability between different business processes and information technology systems.

        Contracts funded by federal government agencies account for substantially all of our revenues. At March 31, 2009, we had approximately 300 active contractual engagements across 54 federal government agencies. Our customers include all major agencies of the Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

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

        For further information on our recent acquisitions, please see Note 8 to the Consolidated Financial Statements in Item 15 of this report.

  Backlog

        We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	March 31,
	2009	2008
	(in millions)
Backlog:
Funded	$340.4	$299.3
Unfunded	1,684.5	1,485.0

Total Backlog	$2,024.9	$1,784.3

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

  Contract Mix

        We work with the federal government under contracts employing one of three types of price structures: cost-plus-fee, time-and-materials and fixed-price. Cost-plus-fee contracts are typically lower risk arrangements and thus yield lower profit margins than time-and-materials and fixed-price arrangements. Because the customer usually specifies the type of contract for a particular contractual engagement, we generally do not influence the choice of contract type. However, where we do have the opportunity to influence the contract type, and where customer requirements are clear, we prefer time-and-materials and fixed-price arrangements rather than cost-plus-fee arrangements because time-and-materials and fixed-price contracts, as compared with cost-plus-fee contracts, generally provide us with a greater opportunity to generate higher margins and provide the customer with a fixed value for services provided.

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

	Year Ended March 31,
	2009	2008	2007
Cost-plus-fee	30%	46%	52%
Time-and-materials	51%	36%	32%
Fixed-price	19%	18%	16%

  Headcount and Labor Utilization

        We generate revenues primarily from services provided by our employees and subcontractors, with services provided by our employees generally yielding higher profits than services provided by our subcontractors. Our ability to hire and deploy qualified employees is a key driver of our ability to generate additional revenues, and our successful deployment of existing employees on direct-billable jobs is a key driver of our profitability.

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

  Days Sales Outstanding

        Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For fiscal 2009, we reported DSO of 81 days, a decrease from the 82 days we reported for fiscal 2008, based on the average accounts receivable balance from the beginning of the year and at the end of each of the four quarters. The decrease in DSO was primarily the result of improved collections, despite higher average daily sales over the course of the fiscal year.

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect reported amounts, and actual results may differ from the estimates. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this filing. We consider the following accounting policies to be critical to the understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, and are the most important to our financial condition and operating results.

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

        Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor hours expended in performance of the contract by the contract billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1").

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

  Contract Cost Accounting

        As a contractor providing services primarily to the federal government, we must categorize our costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. These costs include labor, subcontractor and consultant services, third party materials we purchase under a contract and other non-labor costs incurred in support of a contract. Indirect costs are those costs not identified with specific contracts. Rather, indirect costs are allocated to contracts in accordance with generally accepted cost accounting practices and federal government rules and regulations. These costs typically include certain selling, general and administrative expenses, fringe benefit expenses, overhead expenses and depreciation and amortization costs. Direct and indirect costs that are not allowable under the Federal Acquisition Regulation or specific contract provisions cannot be considered for reimbursement under our federal government contracts. We must specifically identify these costs to ensure we comply with these requirements. Our unallowable costs include a portion of our executive compensation, interest expense, federal income tax expense, certain employee morale activities, certain types of legal and consulting costs and the amortization of identified purchased intangible assets, among others. A key element to our historical success has been our ability to manage indirect cost growth and unallowable costs.

  Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we do not amortize goodwill. Rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets' fair value is below their carrying value. Based on the testing performed as of December 26, 2008, we determined that no impairments existed. Identifiable intangible assets are amortized over their estimated useful lives. Customer relationships are being amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are being amortized on a straight-line basis over three years. Backlog and contracts are being amortized on a straight-line basis over periods ranging from two to five years.

Results of Operations

        Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition. The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Year Ended March 31,
	2009	2008	2007
Consolidated Statement of Income Data
Revenues	$779,679	$604,342	$409,411

Operating costs and expenses:
Cost of revenues	653,672	512,243	343,628
Selling, general and administrative	49,114	37,242	30,700
Amortization of deferred compensation	250	267	5,082
Depreciation and amortization	9,988	6,695	5,424

Total operating costs and expenses	713,024	556,447	384,834

Operating income	66,655	47,895	24,577
Other income (expense):
Other income (expense)	26	19	(478)
Interest expense—net	(5,397)	(3,779)	(5,918)

Total other expenses	(5,371)	(3,760)	(6,396)

Income before taxes	61,284	44,135	18,181
Provision for income taxes	(24,054)	(17,971)	(7,476)

Net income	$37,230	$26,164	$10,705

	Year Ended March 31,
	2009	2008	2007
As a Percentage of Revenues
Revenues	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenues	83.8	84.8	83.9
Selling, general and administrative	6.3	6.2	7.5
Amortization of deferred compensation	0.0	0.0	1.3
Depreciation and amortization	1.3	1.1	1.3

Total operating costs and expenses	91.5	92.1	94.0

Operating income	8.5	7.9	6.0
Other income (expense):
Other income (expense)	0.0	0.0	(0.1)
Interest expense—net	(0.7)	(0.6)	(1.5)

Total other expenses	(0.7)	(0.6)	(1.6)

Income before taxes	7.9	7.3	4.4
Provision for income taxes	(3.1)	(3.0)	(1.8)

Net income	4.8%	4.3%	2.6%

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

  Comparison of Results of Operations for the Fiscal Years Ended March 31, 2009 and 2008

        Revenues.    Our consolidated revenues increased $175.4 million, or 29.0%, from $604.3 million for the fiscal year ended March 31, 2008, to $779.7 million for the fiscal year ended March 31, 2009. The increase was primarily due to $29.4 million of increased revenues attributable to immigration and naturalization services for the Department of Homeland Security, $26.6 million of increased revenues attributable to engineering and technical support services for the U.S. Air Force and the Defense Information Systems Agency, or DISA, $24.8 million of increased revenues attributable to information technology lifecycle support and logistics management services for the U.S. Army, $23.9 million of increased revenues attributable to military intelligence training and operations support for the U.S. Army, $23.0 million of increased revenues attributable to biometric software development, training and support, $21.2 million of increased revenues attributable to operational intelligence services and $15.9 million of increased revenues attributable to systems and software engineering services for the U.S. Army's Communications-Electronics Life Cycle Management Command and Fires Center of Excellence, or U.S. Army CELCMC & FCE. A significant portion of this increase was due to the acquisition of Oberon, including contracts won after the date of acquisition. The balance of $10.6 million was a result of continued growth providing software engineering and technology services to the Marine Corps and operational support services for the Department of Defense, offset by reduced demand for passport services for the Department of State.

        Cost of Revenues.    Our cost of revenues increased $141.5 million, or 27.6%, from $512.2 million for the fiscal year ended March 31, 2008, to $653.7 million for the fiscal year ended March 31, 2009. This increase was primarily the result of additional costs attributable to revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 83.8% of revenues for the fiscal year ended March 31, 2009, as compared to 84.8% of revenues for the fiscal year ended March 31, 2008. This decrease was primarily the result of a greater percentage of more profitable time-and-materials and fixed-price contracts.

        Selling, General and Administrative.    Our selling, general and administrative expense increased $11.9 million, or 31.9%, from $37.2 million for the fiscal year ended March 31, 2008, to $49.1 million for the fiscal year ended March 31, 2009. This increase was primarily due to higher selling, general and administrative expenses attributable to our Oberon acquisition and to higher share-based payment expenses. Selling, general and administrative expense represented 6.3% of revenues for the fiscal year ended March 31, 2009, as compared to 6.2% of revenues for the fiscal year ended March 31, 2008. This increase was primarily a result of Oberon's higher selling, general and administrative expense as a percentage of revenues.

        Depreciation and Amortization.    Our depreciation and amortization expense increased $3.3 million, or 49.2%, from $6.7 million for the fiscal year ended March 31, 2008, to $10.0 million for the fiscal year ended March 31, 2009. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the acquisition of Oberon as well as depreciation expense associated with increased capital expenditures and leasehold improvements in fiscal 2009.

        Interest Expense, Net.    Our net interest expense increased $1.6 million, or 42.8%, from $3.8 million for the fiscal year ended March 31, 2008, to $5.4 million for the fiscal year ended March 31, 2009. The increase in net interest expense was primarily due to borrowings under our Senior Credit Facility relating to the Oberon acquisition, partially offset by a lower overall borrowing rate.

        Provision for Income Taxes.    Our effective tax rate decreased from 40.7% for the fiscal year ended March 31, 2008, to 39.3% for the fiscal year ended March 31, 2009. The decrease was primarily attributable to a lower consolidated effective state income tax rate and the realization of certain federal and state tax credits.

        Net Income.    Our net income increased $11.0 million, or 42.3%, from $26.2 million for the fiscal year ended March 31, 2008, to $37.2 million for the fiscal year ended March 31, 2009. The increase in net income was primarily attributable to the increase in revenues as well as improved margins resulting from a greater percentage of time-and-materials and fixed-price contracts.

  Comparison of Results of Operations for the Fiscal Years Ended March 31, 2008 and 2007

        Revenues.    Our consolidated revenues increased $194.9 million, or 47.6% from $409.4 million for the fiscal year ended March 31, 2007, to $604.3 million for the fiscal year ended March 31, 2008. The increase was primarily due to $51.4 million of increased revenue attributable to expanding demand for passport services for the Department of State's Bureau of Consular Affairs, $40.3 million of increased revenue attributable to systems and software engineering services for the U.S Army CELCMC & FCE, $27.3 million of increased revenue attributable to production and engineering services provided under various SPAWAR programs, $14.7 million of increased revenue attributable to information systems support provided to the U.S. Marine Corps, including software engineering and technology services for the Marine Corps Recruiting Command, and $15.0 million of increased revenue attributable to specialized engineering and technology services provided to the U.S. Army Aviation and Missile Command, and the U.S. Army Program Executive Office for Simulation, Training, and Instrumentation, and $14.5 million of increased revenues attributable to our immigration and nationalization services for the U.S. Citizenship and Immigration Services. A significant portion of this increase was due to the acquisition of Techrizon. The balance of $31.7 million was primarily a result of continued growth providing enterprise integration and operational support services for the Department of Defense, and ongoing logistics support for the Army's equipment reset effort in the United States and abroad.

        Cost of Revenues.    Our cost of revenues increased $168.6 million, or 49.1%, from $343.6 million for the fiscal year ended March 31, 2007, to $512.2 million for the fiscal year ended March 31, 2008. This increase was primarily the result of additional costs attributable to revenues generated by the increased services provided under the contracts referred to above. Cost of revenues represented 84.8% of total revenues for the fiscal year ended March 31, 2008, as compared to 83.9% of total revenues for the fiscal year ended March 31, 2007. This increase was primarily the result of start-up costs associated with the ramp up of new contracts awarded during the year and share-based payment expenses.

        Selling, General and Administrative.    Our selling, general and administrative expense increased $6.5 million, or 21.3%, from $30.7 million for the fiscal year ended March 31, 2007, to $37.2 million for the fiscal year ended March 31, 2008. This increase was primarily due to higher selling, general and administrative expenses to support expanding operations from organic and acquired growth, share-based payment expenses, higher recruiting costs to expand our workforce, and additional costs associated with legal, audit, tax, and Sarbanes-Oxley compliance services. Selling, general and administrative expenses represented 6.2% of total revenues for the fiscal year ended March 31, 2008, as compared to 7.5% of total revenues for the fiscal year ended March 31, 2007. This decrease was primarily the result of the realization of efficiencies in our corporate infrastructure.

        Amortization of Deferred Compensation.    Our amortization of deferred compensation decreased $4.8 million, or 94.7%, from $5.1 million for the fiscal year ended March 31, 2007, to $0.3 million for fiscal year ended March 31, 2008. The decrease was primarily attributable to the amortization expense related to the acceleration of the vesting period of restricted stock grants in connection with our initial public offering in October 2006.

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

        Provision for Income Taxes.    Our effective tax rate decreased from 41.1% for the fiscal year ended March 31, 2007, to 40.7% for the fiscal year ended March 31, 2008. The decrease was primarily attributable to a reduction in the provision related to equity compensation.

        Net Income.    Our net income increased $15.5 million, or 144.6%, from $10.7 million for the fiscal year ended March 31, 2007, to $26.2 million for the fiscal year ended March 31, 2008. The increase in net income was attributable to increased profits from internal revenue growth, lower interest expense and profits related to the Techrizon operations.

Inflation

        We do not believe that inflation has had a material effect on our business for the three years ended March 31, 2009.

Liquidity and Capital Resources

        As of March 31, 2009, we had approximately $1.8 million in available cash. We have both short-term and long-term liquidity requirements as described in more detail below.

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

        We expect we will require additional borrowings, including borrowings under our Senior Credit Facility, to satisfy our long-term liquidity requirements. Other sources of long-term liquidity may be sales of equity securities.

Cash Flow

        Accounts receivable represents our largest working capital requirement. We bill most of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and our ability to manage our vendor payments.

	Year Ended March 31,
	2009	2008	2007
	(in millions)
Net cash provided by operating activities	$44.5	$21.1	$16.0
Net cash used in investing activities	$(179.6)	$(34.4)	$(4.3)
Net cash provided by financing activities	$136.6	$0.9	$1.0

        Net cash provided by operating activities of $44.5 million for fiscal 2009 primarily reflected our net income plus depreciation and amortization expenses for that period, $6.3 million of share-based payment expense and $2.5 million of income tax benefits from stock compensation, partially offset by a $5.2 million increase in accounts receivable and a $9.9 million decrease in accounts payable. Net cash provided by operating activities of $21.1 million for fiscal 2008 primarily reflected our net income plus depreciation and amortization expenses for that period and a $24.5 million increase in accrued expenses, partially offset by a $46.1 million increase in accounts receivable. The increases in accrued expenses and accounts receivable were primarily the result of the Techrizon acquisition and increased demand and volume under our existing contracts. Net cash provided by operating activities of $16.0 million for fiscal 2007 primarily reflected our net income plus depreciation and amortization expenses and amortization of deferred compensation for that period, partially offset by a $28.3 million increase in accounts receivable, a $7.3 million increase in accounts payable and a $9.1 million increase in accrued expenses.

        Net cash used in investing activities of $179.6 million for fiscal 2009 consisted primarily of $170.8 million for the purchase of Oberon and $8.8 million in capital expenditures relating to new and existing facility leases. Net cash used in investing activities of $34.4 million for fiscal 2008 consisted of $30.6 million to complete the acquisition of Techrizon and $3.8 million in capital expenditures to support our expanding operations. Net cash used in investing activities of $4.3 million for fiscal 2007 consisted primarily of the purchase of equipment in the ordinary course of business.

        Net cash provided by financing activities of $136.6 million for fiscal 2009 consisted primarily of $134 million in borrowings under the revolving portion of our Senior Credit Facility to support the acquisition of Oberon and $1.8 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $0.9 million for fiscal 2008 primarily consisted of $2.5 million in proceeds from the exercise of stock options, partially offset by repayments of our term debt and the purchase of treasury stock. Net cash provided by financing activities of $1.0 million for fiscal 2007 primarily consisted of $71.8 million in net proceeds from the sale of stock in our initial public offering and $2.0 million in proceeds received from the exercise of stock options, partially offset by $10.4 million of net repayments of our line of credit and $62.3 million of repayments on our long-term debt.

  Credit Agreement and Borrowing Capacity

        On October 10, 2007, we entered into the Amended Credit Agreement with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The Amended Credit Agreement amended and restated the previous credit agreement entered into in February 2006. In connection with the Amended Credit Agreement, we paid fees of approximately $0.5 million.

        The Amended Credit Agreement increased the amount of the lenders' aggregate commitment under the Senior Credit Facility from $87.0 million to $187.0 million, which includes a $150.0 million revolving line of credit, or Revolver, and a $37.0 million term loan, or Term Loan. The Term Loan matures on January 31, 2012 and the Revolver matures on October 31, 2012. All outstanding borrowings under the Term Loan and Revolver are due and payable on their respective maturity dates. The Amended Credit Agreement also increased the letter of credit commitment from $5.0 million to $10.0 million and increased the swing line facility from $5.0 million to $20.0 million, both of which are part of the Revolver and have the same maturity date as the Revolver. The Amended Credit Agreement also eliminated the requirement to hedge a portion of our outstanding indebtedness under the Senior Credit Facility.

        On July 15, 2008, we exercised, in part, the accordion option feature under the Senior Credit Facility to increase the aggregate commitment under the Revolver by $69.1 million. The exercise of the accordion feature increased the amount of the lenders' current aggregate commitment under the Senior Credit Facility from $186.5 million to $255.6 million, which was comprised of a $219.1 million Revolver and a $36.5 million Term Loan. We paid aggregate lender fees of $0.6 million in connection with the exercise of the accordion feature. Immediately following the July 15, 2008 exercise of the accordion feature under the Senior Credit Facility, we borrowed under the Revolver to fund the purchase price for our acquisition of Oberon.

        On March 27, 2009, we amended our Amended Credit Agreement to delete a provision of the agreement which had required us to maintain our primary operating deposit accounts with SunTrust Bank. The removal of this requirement enabled us to re-classify our Revolver from a current liability to a long-term liability.

        Subsequent to our fiscal year end, on April 30, 2009, we completed a partial exercise of the accordion option feature of our Senior Credit Facility to increase the aggregate commitment under the Revolver by $22.5 million. The exercise of the accordion feature increased the amount of the lenders' current aggregate commitment under the Senior Credit Facility from the current $254.6 million to $277.1 million, which is comprised of a $241.6 million Revolver and a $35.5 million Term Loan. We paid aggregate lender fees of $1.1 million in connection with the exercise of the accordion feature.

        Under the terms of the Amended Credit Agreement, and after giving effect to our April 30, 2009 exercise of the accordion option feature, we are entitled to request another increase in the size of the Revolver by an aggregate amount not greater than $33.4 million. If any lender elects not to increase its commitment under the Senior Credit Facility, we may designate another bank or other financial institution to become a party to the Senior Credit Facility.

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

        At March 31, 2009, we had $35.5 million of Term Loan indebtedness and $135.0 million of Revolver indebtedness outstanding under our Senior Credit Facility. At March 31, 2009, our borrowing availability under our $219.1 million Revolver was $83.9 million, after a reduction of $0.1 million for outstanding letters of credit. As of March 31, 2009, we were in compliance with all covenants under our Senior Credit Facility. The obligations under our Senior Credit Facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

        We have relatively low capital expenditure requirements. Our capital expenditures were $8.8 million, $3.8 million and $3.9 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Substantially all of the expenditures consisted of leasehold improvements and purchases of office equipment. Our capital expenditures increased in fiscal 2009 primarily due to leasehold improvements for several new facilities to support our organic and acquired growth.

Contractual Obligations

        The future scheduled contractual payments at March 31, 2009 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$35,500	$1,000	$34,500	$—	$—
Long-term interest payments(1)	2,972	1,076	1,896	—	—
Capital lease obligations	421	287	126	8	—
Operating lease obligations(2)	69,669	13,600	21,715	17,439	16,914
Liabilities for uncertain tax positions(3)	2,471	—	2,056	329	86

Total	$106,157	$14,565	$58,097	$16,495	$16,992

(1)
Interest estimated at rates prevalent on March 31, 2009.

(2)
Leases for facilities and equipment.

(3)
Tax liability resulting from adoption of Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109, in April 2007.

Off-Balance Sheet Arrangements

        We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of March 31, 2009.

Recently Adopted Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for measuring the fair value of assets and liabilities and expands related disclosures. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The adoption of FAS 157 did not have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"), which reorganizes the GAAP hierarchy. The standard transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. SFAS 162 became effective November 18, 2008. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R moves closer to a fair value model by requiring the acquirer, in a business combination, to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. SFAS 141R also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs, and requires the expensing of acquisition-related costs as incurred. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141R, prospective application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141R, the guidance in SFAS 141 is applied. We are in the process of assessing what effect, if any, the application of the provisions of SFAS 141R will have on our consolidated financial statements.

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

        In February 2008, the FASB issued FASB Staff Position FAS 157-2 deferring the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are assessing the impact that the adoption of SFAS 157 for nonfinancial assets and liabilities will have, if any, on our consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Account Standards No. 161, Disclosure about Derivative Instruments and hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 expands and amends the disclosure requirement for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of determining what effect, if any, the application of the provisions of SFAS 161 will have on our consolidated financial statements.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for the fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued FSB EITF 03-6-1, Determining whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share pursuant to the two-class method as described in SFAS No. 128, Earnings Per Share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are in the process of determining what effect, if any, the application of EITF 03-6-1 will have on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

        Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of March 31, 2009, all of the outstanding debt under our Senior Credit Facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering 50.0% of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our Senior Credit Facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our annual interest expense on that portion of our outstanding debt not covered by the interest rate swap by $1.2 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of Stanley, Inc. are included on pages F-1 through F-31 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of March 31, 2009, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2009. The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Management's assessment of internal control over financial reporting excluded Oberon, which was acquired during the fiscal year. The revenues and net income of Oberon represented approximately 12.8% and 21.3%, respectively, of our consolidated financial statement amounts for the fiscal year ended March 31, 2009, and the net and total assets of Oberon represented approximately 9.9% and 8.6%, respectively, of our consolidated financial statement amounts as of March 31, 2009.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Stanley, Inc.
Arlington, Virginia

        We have audited the internal control over financial reporting of Stanley, Inc. and subsidiaries (the "Company") as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Oberon Associates, Inc. ("Oberon"), which was acquired on July 15, 2008 and whose financial statements constitute 9.9% and 8.6% of net and total assets, respectively, 12.8% of revenues, and 21.3% of net income of the consolidated financial statement amounts as of and for the year ended March 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Oberon. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2009 of the Company and our report dated May 21, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 21, 2009

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

        Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were effective at a reasonable level as of March 31, 2009. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

        We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference from our 2009 Proxy Statement under the captions "Election of Directors," "Executive Officers Who Are Not Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," and "Audit Committee."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference from our 2009 Proxy Statement under the captions "Executive and Director Compensation" and "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference from our 2009 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference from our 2009 Proxy Statement under the captions "Certain Related-Person Transactions" and "Independence of the Board of Directors."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference from our 2009 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees and Services."

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this Report

  1.
  The following financial statements are filed herewith:

      Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Financial Statement Schedule

      Consolidated Statements of Income for the Fiscal Years ended March 31, 2009, 2008 and 2007

      Consolidated Balance Sheets as of March 31, 2009 and 2008

      Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years ended March 31, 2007, 2008 and 2009

      Consolidated Statements of Cash Flows for the Fiscal Years ended March 31, 2009, 2008 and 2007

      Consolidated Statements of Comprehensive Income for the Fiscal Years ended March 31, 2009, 2008 and 2007

      Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedule

      Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits

      The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Stanley, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended March 31, 2008)
3.2	Amended and Restated Bylaws of Stanley, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended March 31, 2008)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)
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

Exhibit No.	Description
10.4	Amendment No. 2 to Executive Deferred Compensation and Equity Incentive Plan, as of November 6, 2008 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended December 26, 2008)†
10.5
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
10.7	Amendment No. 1 to 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended March 31, 2008)†
10.8	Amendment No. 2 to 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended March 31, 2008)†
10.9	Amendment No. 3 to 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended December 26, 2008)†
10.10
Form of Restricted Stock Award Agreement under the 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended March 31, 2008)†
10.11
Form of Incentive Stock Option Award Agreement under the 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended March 31, 2008)†
10.12
Form of Nonqualified Stock Option Award Agreement under the 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended March 31, 2008)†
10.13
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 10, 2007 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended March 31, 2008)
10.14
Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August 4, 2008 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)
10.15	Second Amendment to Amended and Restated Resolving Credit and Term Loan Agreement, dated March 27, 2009*
10.16
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Philip O. Nolan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.17
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Brian J. Clark (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†

Exhibit No.	Description
10.18	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and George H. Wilson (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.19
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Gregory M. Denkler (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.20
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Christopher J. Torti (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.21
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and E. Patrick Flannery (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.22
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and James H. Brabston (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.23
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Scott D. Chaplin (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.24	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Eric A. Wolking*†
10.25
Agreement and Plan of Merger, dated June 10, 2008, by and among Stanley, Inc., Omaha Acquisition Corporation, Oberon Associates, Inc. and the Significant Shareholders named therein (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed on June 10, 2008)
10.26	Stanley Executive Savings Plan, dated as of May 6, 2009*†
21.1	List of subsidiaries of Stanley, Inc.*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith

†
Denotes management contract or compensation plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY, INC.
/s/ PHILIP O. NOLAN Philip O. Nolan Chairman, President and Chief Executive Officer (Principal Executive Officer) May 21, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ PHILIP O. NOLAN Philip O. Nolan Chairman, President and Chief Executive Officer (Principal Executive Officer) May 21, 2009
/s/ BRIAN J. CLARK Brian J. Clark Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) May 21, 2009
/s/ GEORGE H. WILSON George H. Wilson Executive Vice President and Director May 21, 2009
/s/ WILLIAM E. KARLSON William E. Karlson Director May 21, 2009
/s/ LAWRENCE A. GALLAGHER Lawrence A. Gallagher Director May 21, 2009

/s/ JAMES C. HUGHES James C. Hughes Director May 21, 2009
/s/ JOHN P. RICEMAN John P. Riceman Director May 21, 2009
/s/ GENERAL JIMMY D. ROSS General Jimmy D. Ross, USA (Ret.) Director May 21, 2009
/s/ LT. GENERAL RICHARD L. KELLY Lt. General Richard L. Kelly, USMC (Ret.) Director May 21, 2009
/s/ CHARLES S. REAM Charles S. Ream Director May 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
Stanley, Inc.
Arlington, Virginia:

        We have audited the accompanying consolidated balance sheets of Stanley, Inc. and subsidiaries (the "Company") as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanley, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 9 to the consolidated financial statements, the Company adopted, effective April 1, 2007, a new accounting standard for accounting for uncertain tax positions.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 21, 2009

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended March 31,
	2009	2008	2007
Revenues	$779,679	$604,342	$409,411

Operating costs and expenses:
Cost of revenues	653,672	512,243	343,628
Selling, general and administrative	49,114	37,242	30,700
Amortization of deferred compensation	250	267	5,082
Depreciation and amortization	9,988	6,695	5,424

Total operating costs and expenses	713,024	556,447	384,834

Operating income	66,655	47,895	24,577
Other income (expense):
Other income (expense)	26	19	(478)
Interest expense—net	(5,397)	(3,779)	(5,918)

Total other expenses	(5,371)	(3,760)	(6,396)

Income before taxes	61,284	44,135	18,181
Provision for income taxes	(24,054)	(17,971)	(7,476)

Net income	$37,230	$26,164	$10,705

Earnings per share:
Basic	$1.63	$1.18	$0.61

Diluted	$1.56	$1.12	$0.55

Weighted-average shares:
Basic	22,819	22,133	17,567

Diluted	23,814	23,414	19,458

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2009	2008
Assets
Current assets:
Cash	$1,811	$271
Accounts receivable—net	187,680	160,928
Prepaid and other current assets	6,766	4,644

Total current assets	196,257	165,843
Property and equipment—net	19,552	12,894
Goodwill	262,705	113,615
Intangible assets—net	15,557	8,088
Deferred taxes	4,212	3,343
Other assets	3,269	2,272

Total assets	$501,552	$306,055

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,528	$29,628
Accrued expenses and other liabilities	79,841	62,649
Current portion of long-term debt	1,000	1,000
Income taxes payable	2,034	5,836

Total current liabilities	104,403	99,113
Line of credit	135,030	—
Long-term debt—net of current portion	34,500	35,500
Other long-term liabilities	10,396	4,738

Total liabilities	284,329	139,351

Commitments and contingencies:
Stockholders' equity
Common stock, $0.01 par value—200,000,000 authorized; 23,813,334 and 22,822,697 issued and outstanding, respectively	238	228
Additional paid-in capital	96,957	83,970
Retained earnings	121,434	84,204
Accumulated other comprehensive loss	(886)	(929)
Deferred compensation	(520)	(769)

Total stockholders' equity	217,223	166,704

Total liabilities and stockholders' equity	$501,552	$306,055

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

	Issued Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Stock	Deferred Compensation	Stockholders' Notes Receivable	Accumulated Other Comprehensive Loss, Net of Tax	Total
BALANCE—April 1, 2006	14,967	$150	$3,858	$47,640	735	$(4,791)	$(4,392)	$(76)	$—	$42,389

Purchase of common stock for Treasury	—	—	—	—	33	(259)	—	—	—	(259)
Contribution of common stock to ESOP	10	—	155	—	—	—	—	—	—	155
Exercise of stock options	676	7	(2,596)	—	(690)	4,606	—	—	—	2,017
Issuance of shares from Treasury	—	—	32	—	(30)	165	—	—	—	197
Restricted stock grants	—	—	6	—	(48)	279	(285)	—	—	—
Amortization of deferred compensation, net of canceled shares	—	—	—	—	—	—	5,082	—	—	5,082
Income tax benefit from stock transactions	—	—	1,624	—	—	—	—	—	—	1,624
Shares sold in initial public offering	6,235	62	71,724	—	—	—	—	—	—	71,786
Deferred compensation	—	—	1,441	—	—	—	(1,441)	—	—	—
Stock compensation expense	—	—	541	—	—	—	—	—	—	541
Repayment of stockholder loans, net of reclassification	—	—	—	—	—	—	—	76	—	76
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(161)	(161)
Net income	—	—	—	10,705	—	—	—	—	—	10,705

BALANCE—March 31, 2007	21,888	$219	$76,785	$58,345	—	$—	$(1,036)	$—	$(161)	$134,152

Purchase of common stock for Treasury	—	—	—	—	14	(260)	—	—	—	(260)
Contribution of common stock to ESOP	15	—	380	—	—	—	—	—	—	380
Exercise of stock options	770	8	2,195	—	(14)	260	—	—	—	2,463
Restricted stock grants, net of forfeitures	150	1	(1)	—	—	—	—	—	—	—
Income tax benefit from stock transactions	—	—	2,513	—	—	—	—	—	—	2,513
Deferred compensation	—	—	—	—	—	—	267	—	—	267
Stock compensation expense	—	—	2,098	—	—	—	—	—	—	2,098
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(768)	(768)
Adoption of FIN 48	—	—	—	(305)	—	—	—	—	—	(305)
Net income	—	—	—	26,164	—	—	—	—	—	26,164

BALANCE—March 31, 2008	22,823	$228	$83,970	$84,204	—	$—	$(769)	$—	$(929)	$166,704

Purchase of common stock for Treasury	(8)	—	—	—	8	(196)	—	—	—	(196)
Contribution of common stock to ESOP	50	1	1,400	—	—	—	—	—	—	1,401
Issuance of common stock from reserves	24	—	702	—	—	—	—	—	—	702
Exercise of stock options	339	3	1,553	—	(8)	196	—	—	—	1,752
Restricted stock grants, net of forfeitures	585	6	(6)	—	—	—	—	—	—	—
Income tax benefit from stock transactions	—	—	3,015	—	—	—	—	—	—	3,015
Deferred compensation	—	—	—	—	—	—	249	—	—	249
Stock compensation expense	—	—	6,323	—	—	—	—	—	—	6,323
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	43	43
Net income	—	—	—	37,230	—	—	—	—	—	37,230

BALANCE—March 31, 2009	23,813	$238	$96,957	$121,434	—	$—	$(520)	$—	$(886)	$217,223

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,230	$26,164	$10,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,988	6,695	5,424
Amortization of deferred compensation	250	267	5,082
Loss on disposal of property and equipment	117	137	335
Deferred taxes	(2,696)	(4,736)	(853)
Stock contributed to employee stock ownership plan	1,401	380	155
Income tax benefit from stock-based compensation	2,458	2,417	1,624
Stock compensation expense	6,323	2,098	541
Changes in assets and liabilities—net of acquisition effects:
Increase in accounts receivable	(5,166)	(46,095)	(28,297)
Decrease in prepaid income taxes	481	—	2,650
(Increase) decrease in prepaid expenses and other current assets	(1,915)	(1,049)	612
(Increase) decrease in other assets	(898)	(106)	628
(Decrease) increase in accounts payable	(9,915)	5,030	7,283
Increase in accrued expenses	6,739	24,464	9,148
Increase in other liabilities	5,950	7	794
(Decrease) increase in income taxes payable	(5,800)	5,392	206

Net cash provided by operating activities	44,547	21,065	16,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Morgan—net of cash acquired	—	—	(417)
Purchase of Techrizon—net of cash acquired	—	(30,563)	—
Purchase of Oberon—net of cash acquired	(170,808)	—	—
Acquisition of property and equipment	(8,774)	(3,844)	(3,865)

Net cash used in investing activities	(179,582)	(34,407)	(4,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	135,030	—	(10,409)
Repayments on long-term debt	(1,000)	(1,250)	(62,250)
Payments under capital lease obligations	(270)	(172)	(129)
Purchase of treasury stock	(196)	(260)	(259)
Proceeds from exercise of stock options	1,752	2,463	2,017
Cash repayments from stockholders	—	—	28
Net proceeds from sale of stock in initial public offering	—	—	71,786
Proceeds from sale of stock	702	—	197
Excess tax benefit from share-based payments	557	96	—

Net cash provided by financing activities	136,575	877	981

NET INCREASE (DECREASE) IN CASH	1,540	(12,465)	12,736
CASH—Beginning of year	271	12,736	—

CASH—End of year	$1,811	$271	$12,736

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$27,851	$14,899	$6,529

Interest	$5,178	$3,630	$6,268

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease incentive	$942	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended March 31,
	2009	2008	2007
Net income	$37,230	$26,164	$10,705
Other comprehensive income:
Unrealized loss on interest rate swap	(149)	(720)	(161)
Translation adjustments	192	(48)	—

Total other comprehensive income	43	(768)	(161)

Comprehensive income	$37,273	$25,396	$10,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share and per share data, or as otherwise noted)

1. DESCRIPTION OF BUSINESS

        Description of Business—Stanley, Inc., together with its subsidiaries ("Stanley" or the "Company"), is a provider of information technology services and solutions to U.S. defense, intelligence and federal civilian government agencies. Stanley offers its customers solutions to support any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational logistics, business process outsourcing and advanced engineering and technology. The Company has derived substantially all of its revenue from U.S. federal government agencies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company's financial position as of March 31, 2009 and 2008, its results of operations for the fiscal years ended March 31, 2009, 2008 and 2007 and its cash flows for the fiscal years ended March 31, 2009, 2008 and 2007.

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

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For level of effort or term cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of required effort delivered. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1").

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

        Concentration of Risk—Contracts funded by federal government agencies account for substantially all of our revenues. For the fiscal years ended March 31, 2009, 2008 and 2007, we derived approximately 72%, 66% and 65% of our revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 28%, 34% and 35% of our

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

revenues, respectively, from federal civilian government agencies. The Company's contract with the Department of State for the provision of passport processing and support services, which is our largest revenue-generating contract, accounted for approximately 10%, 16% and 15% of our revenues for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The Company's contracts with the Department of the Navy for production engineering and integrations services under various SPAWAR programs accounted for approximately 10%, 12% and 12% of our revenues for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

        Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $4.4 million, $2.9 million and $2.2 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

        Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we do not amortize goodwill. Rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets' fair value is below their carrying value. Based on the testing performed as of December 26, 2008, we determined that no impairments existed. Identifiable intangible assets are amortized over their estimated useful lives. Customer relationships are being amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are being amortized on a straight-line basis over three years. Backlog and contracts are being amortized on a straight-line basis over periods ranging from two to five years.

        Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Stanley believes that no impairments exist as of March 31, 2009.

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

        Unbilled Receivables—Unbilled receivables are comprised of work-in-process that will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Because the billing of unbilled receivables is contingent on those events, changes in the relative amount of unbilled receivables have an impact on our working capital and liquidity.

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

        Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are included in the computation of basic earnings per share only after the shares vest. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. Stock options that were not included in the computation of diluted earnings per share calculation, because to do so would have been anti-dilutive totaled 66,825, 40,950 and 6,750 for the years ended March 31, 2009, 2008 and 2007, respectively. The weighted-average number of common shares outstanding is computed as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
Basic weighted-average common shares outstanding	22,819	22,133	17,567
Effect of stock options and unvested restricted stock grants	995	1,281	1,891

Diluted weighted-average common shares outstanding	23,814	23,414	19,458

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Derivative Instruments and Hedging Activities—In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying consolidated balance sheets at March 31, 2008 and 2009. For qualifying cash flow hedges, the effective portion of derivative gains and losses is recorded as a component of other comprehensive income and is reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings.

        Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at March 31, 2009 of $1.7 million has been reported in "Accrued expenses and other liabilities" with an offset, net of tax, included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet. None of the $1.7 million unrealized loss was recognized in earnings during the year ended March 31, 2009 based on hedge ineffectiveness and none of the swap's unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive loss will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the Senior Credit Facility (defined in Note 7). Amounts paid or received on the swap are recorded as interest expense in the period during which the floating interest rate is incurred.

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

        Recently Adopted Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for measuring the fair value of assets and liabilities and expands related disclosures. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes market or observable

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

        As of March 31, 2009, the financial liability measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuations whose inputs are observable. The following table summarizes the financial liability measured at fair value on a recurring basis as of March 31, 2009 and the level it falls within the fair value hierarchy:

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total March 31, 2009
Liabilities:
Interest rate swap	$—	$1,703	$—	$1,703

        In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"), which reorganizes the GAAP hierarchy. The standard transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. SFAS 162 became effective November 18, 2008. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

        Recently Issued Accounting Standards—In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R moves closer to a fair value model by requiring the acquirer, in a business combination, to measure all assets acquired and all liabilities assumed at their respective fair values at the date of acquisition, including the measurement of noncontrolling interests at fair value. SFAS 141R also establishes principles and requirements as to how the acquirer recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, in-process research and development, restructuring costs, and requires the expensing of acquisition-related costs as incurred. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. For transactions consummated after the effective date of SFAS 141R, prospective

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

application of the new standard is applied. For business combinations consummated prior to the effective date of SFAS 141R, the guidance in SFAS 141 is applied. The Company is in the process of assessing what effect, if any, the application of the provisions of SFAS 141R will have on its consolidated financial statements.

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

        In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 deferring the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is assessing the impact that the adoption of SFAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Account Standards No. 161, Disclosure about Derivative Instruments and hedging Activities—An Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 expands and amends the disclosure requirement for derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of determining what effect, if any, the application of the provisions of SFAS 161 will have its consolidated financial statements.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for the fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial statements.

        In June 2008, the FASB issued FSB EITF 03-6-1, Determining whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share pursuant to the two-class method as described in SFAS No. 128, Earnings Per Share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining what effect, if any, the application of EITF 03-6-1 will have on its consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

3. ACCOUNTS RECEIVABLE

        Accounts receivable consists of the following:

	As of March 31,
	2009	2008
Billed receivables	$122,322	$120,504
Unbilled receivables
Amounts billable	57,912	35,259
Revenues recorded in excess of contract funding	8,132	5,410
Retainage and contract fee withholding	451	415
Allowance for doubtful accounts	(1,137)	(660)

Total	$187,680	$160,928

        Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Unbilled receivables at March 31, 2009 are expected to be billed and collected within one year, except for the $0.5 million related to retainage and fee withholding.

4. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	As of March 31,
	2009	2008
Computers and peripherals	$5,684	$4,554
Software	4,265	2,429
Furniture and equipment	5,669	4,390
Leasehold improvements	14,323	8,270

	29,941	19,643
Less: Accumulated depreciation and amortization	(10,389)	(6,749)

Property and equipment—net	$19,552	$12,894

Property and equipment included above that are under capital lease obligations include:
Software	$947	$637
Furniture and equipment	161	176
Less: Accumulated depreciation and amortization	(766)	(328)

Total	$342	$485

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

5. GOODWILL AND ACQUIRED OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2007, 2008 and 2009 are as follows:

Balance as of March 31, 2007	$88,249
Goodwill acquired during the year in connection with the Techrizon acquisition	25,366

Balance as of March 31, 2008	$113,615
Goodwill acquired during the year in connection with the Oberon acquisition	149,090

Balance as of March 31, 2009	$262,705

        The components of acquired other intangible assets as of March 31, 2009, are as follows:

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets subject to amortization:
Customer relationships	$17,080	$(7,106)	$9,974
Noncompete agreements	2,710	(2,142)	568
Backlog and contracts	11,840	(6,825)	5,015

Total	$31,630	$(16,073)	$15,557

        The components of acquired other intangible assets as of March 31, 2008, are as follows:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets subject to amortization:
Customer relationships	$6,580	$(4,740)	$1,840
Noncompete agreements	2,010	(1,778)	232
Backlog and contracts	9,940	(3,924)	6,016

Total	$18,530	$(10,442)	$8,088

        Aggregate amortization expense of other intangible assets was $5.6 million, $3.8 million and $3.2 million for the years ended March 31, 2009, 2008 and 2007, respectively. Other intangible assets are being amortized on a straight-line basis over a period of 2 to 7 years.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

5. GOODWILL AND ACQUIRED OTHER INTANGIBLE ASSETS (Continued)

        Estimated amortization expense is as follows for the periods indicated:

Years Ending March 31,
2010	$5,914
2011	4,442
2012	2,488
2013	2,100
Thereafter	613

Total	$15,557

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consist of the following:

	As of March 31,
	2009	2008
Accrued payroll costs	$28,089	$20,534
Accrued contract costs	34,848	34,759
Accrued indirect costs	7,405	3,923
Other payables	9,499	3,433

Total accrued expenses and other current liabilities	$79,841	$62,649

7. DEBT

	As of March 31,
	2009	2008
Borrowings under the term loan and revolving line of credit:
Revolving line of credit	$135,030	$—
Term loan	35,500	36,500

Total debt	170,530	36,500
Less: Current portion	(1,000)	(1,000)

Debt—net of current portion	$169,530	$35,500

        On October 10, 2007, Stanley entered into an Amended and Restated Revolving Credit and Term Loan Agreement ("Senior Credit Facility" or "Amended Credit Agreement") with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents. The Amended Credit Agreement amends and restates the previous credit agreement entered into in February 2006. The Amended Credit Agreement increased the amount of the lenders' aggregate commitment under the Senior Credit Facility from $87.0 million to $187.0 million, which includes a $150.0 million revolving line of credit ("Revolver") and a $37.0 million term loan ("Term Loan"). The Term Loan matures on January 31, 2012 and the Revolver matures on October 31, 2012. All

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

7. DEBT (Continued)

outstanding borrowings under the Term Loan and Revolver are due and payable on their respective maturity dates. The Amended Credit Agreement also increased the letter of credit commitment from $5.0 million to $10.0 million and increased the swing line facility from $5.0 million to $20.0 million, both of which are part of the Revolver and have the same maturity date as the Revolver. The Amended Credit Agreement also eliminated the requirement to hedge a portion of the Company's outstanding indebtedness under the Senior Credit Facility. In connection with the Amended Credit Agreement, Stanley paid fees of approximately $0.5 million.

        On July 15, 2008, Stanley exercised, in part, the accordion option feature under the Senior Credit Facility to increase the aggregate commitment under the Revolver contemplated by the Senior Credit Facility by $69.1 million. The exercise of the accordion feature increased the amount of the lenders' current aggregate commitment under the Senior Credit Facility from $186.5 million to $255.6 million, which is comprised of a $219.1 million Revolver and a $36.5 million Term Loan. Stanley paid aggregate lender fees equal to $0.6 million in connection with the exercise of the accordion feature. Immediately following the July 15, 2008 exercise of the accordion feature under the Senior Credit Facility, the Company borrowed under the Revolver to fund the purchase price for its acquisition of Oberon (see Note 8).

        On March 27, 2009 the Company amended its Amended Credit Agreement to delete Section 5.13 of the agreement which had required the Company to maintain its primary operating deposit accounts with SunTrust Bank. The removal of this requirement enabled the Company to re-classify its Revolver from a current liability to a long-term liability.

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

        As of March 31, 2009, Stanley had $35.5 million of Term Loan indebtedness and $135.0 million of Revolver indebtedness outstanding under its Senior Credit Facility, with a weighted-average interest rate of approximately 3.32% and 6.52% for the fiscal years ended March 31, 2009 and March 31, 2008,

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

7. DEBT (Continued)

respectively. The total interest expense associated with Stanley's Senior Credit Facility for the fiscal year ended March 31, 2009 was $5.7 million, which included $0.6 million of deferred financing costs.

        As of March 31, 2009, Stanley's borrowing availability under its $219.1 million Revolver was $83.9 million (including outstanding letters of credit). At March 31, 2009, the Company was in compliance with all covenants under its Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of Stanley's existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

        The following is a schedule of the Company's contractual payments on its Term Loan under the Senior Credit Facility as of March 31, 2009.

Fiscal Year Ending March 31,	Payment Amount
2010	$1,000
2011	1,000
2012	33,500

Total	$35,500

8. ACQUISITIONS

Oberon Associates, Inc.

        On July 15, 2008, Stanley acquired Oberon Associates, Inc. ("Oberon"), an engineering, intelligence operations and information technology services company for approximately $167.8 million at closing, net of cash acquired, plus an additional $3.0 million in post closing net working capital and other purchase price adjustments. Stanley financed the acquisition with borrowings under its Senior Credit Facility.

        Oberon provides engineering, operational intelligence and information technology support to multiple elements of the U.S. Army, in addition to the U.S. Air Force, Defense Information Systems Agency, Transportation Security Administration and several agencies throughout the intelligence community. Oberon's areas of expertise include biometrics systems engineering, integration and operational deployment; intelligence community support; communications engineering; and information technology and enterprise data management. The acquisition of Oberon expands the range of solutions offered to the Company's customers, bringing to Stanley biometric applications experts, functional experts within the intelligence community, and expertise in communications and information management systems.

        In accordance with SFAS No. 141, Business Combinations ("SFAS 141"), the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Oberon have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $149.1 million has been allocated to goodwill,

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

8. ACQUISITIONS (Continued)

based upon the excess of the purchase price over the $8.6 million estimated fair value of net tangible assets and $13.1 million has been assigned to other identifiable intangible assets. The Company is continuing to evaluate the fair value of the assets and liabilities of Oberon and will complete the purchase accounting entries relating to the acquisition prior to the end of the Company's fiscal 2010 second quarter. None of the amount allocated to goodwill is expected to be deductible for tax purposes.

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

        The following unaudited pro forma financial information presents consolidated results of operations data for the years ended March 31, 2009 and March 31, 2008, respectively, as if the acquisition of Oberon had occurred on April 1, 2007. The pro forma information is provided based on historical data that does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of the future results of operations of the combined entity.

	Fiscal Year ended
	March 31, 2009	March 31, 2008
Revenue	$810,343	$671,845
Net Income	$39,143	$32,406
Basic earnings per share	$1.72	$1.46
Diluted earnings per share	$1.64	$1.38

Techrizon, LLC

        On April 1, 2007, Stanley acquired Techrizon, a provider of software, training, simulation and information security solutions, for $30.3 million, net of cash acquired, and financed the acquisition with a combination of existing cash and borrowings under the Company's Senior Credit Facility. Additionally, acquisition-related costs of $0.3 million were incurred.

        The acquisition combined the specialized expertise of Techrizon with Stanley's systems integration capabilities. The two companies provide complementary information technology services and together offer an expanded suite of solutions for the Company's combined customer base. Techrizon provides support to the U.S. Army's Communications-Electronics Life Cycle Management Command and the Fires Center of Excellence. Techrizon has also provided support to the U.S. Army's Field Artillery School since 1976.

        In accordance with SFAS 141, the acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Techrizon have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $25.4 million has been allocated to goodwill, based upon the excess of the purchase price over the

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

8. ACQUISITIONS (Continued)

$2.7 million estimated fair value of net tangible assets and $2.5 million of other identifiable intangible assets. The entire amount allocated to goodwill is expected to be deductible for tax purposes.

        Included in identifiable intangibles arising from the Techrizon acquisition are $1.6 million, $0.8 million and $0.1 million related to customer contracts and relationships, order backlog, and non-compete agreements, respectively. The amortization period for customer contracts and relationships, order backlog, and non-compete agreements is 5 years, 2 years and 3 years, respectively. No residual value has been assumed at the end of their useful lives.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, at the date of the acquisition.

	Oberon	Techrizon
Current assets	$24,766	$5,041
Property and equipment, net	1,390	153
Other assets	3,538	—
Goodwill	149,090	25,366
Identified intangibles	13,100	2,500

Total assets acquired	191,884	33,060
Current liabilities	12,177	2,497
Other liabilities	8,899	—

Total liabilities assumed	21,076	2,497

Net assets acquired	$170,808	$30,563

9. INCOME TAXES

        The provision for Federal and State income taxes for fiscal years ended March 31 consists of the following:

	2009	2008	2007
Current income taxes:
Federal	$22,755	$18,635	$7,560
State	3,846	3,699	769
Foreign	149	373	—

	26,750	22,707	8,329

Deferred income taxes:
Federal	(2,636)	(3,623)	(1,150)
State	89	(740)	297
Foreign	(149)	(373)	—

	(2,696)	(4,736)	(853)

	$24,054	$17,971	$7,476

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

9. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at March 31 are as follows:

	2009		2008
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued vacation	$2,502	$—	$2,513	$—
Bad debts	458	—	273	—
Unbilled revenue	—	(3,800)	—	(1,545)
Deferred payments	1,287	—	—	—
Foreign tax credits	—	—	331	—
Prepaids	—	(608)	—	(502)
Other	1,698	—	655	—

Total current	5,945	(4,408)	3,772	(2,047)

Noncurrent:
Deferred compensation	4,370	—	2,538	—
Depreciation	—	(446)	—	(650)
Foreign tax credits	2,471	—	523	—
Intangibles	—	(5,901)	—	(1,426)
Morgan contracts	186	—	261	—
Leasehold improvements	2,784	—	1,466	—
Deferred rent	748	—	631	—

Total noncurrent	10,559	(6,347)	5,419	(2,076)

Total	$16,504	$(10,755)	$9,191	$(4,123)

        A reconciliation of the statutory Federal income tax rate with Stanley's effective income tax rate at March 31 is as follows:

	2009	2008	2007
Statutory Federal rate	35.00%	35.00%	35.00%
State income taxes—net of Federal income tax benefit	3.98	4.45	4.07
Equity Compensation	0.40	0.65	1.65
Other	(0.13)	0.62	0.39

Effective tax rates	39.25%	40.72%	41.11%

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

        The Company adopted the provisions of FIN 48 on April 1, 2007. The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company's tax years for 2005, 2006 and 2007 are subject to examination by domestic tax authorities and for 2002 through 2007 by foreign tax authorities. As a result of the implementation of FIN 48, the Company recognized a decrease of $0.3 million to retained earnings, an increase of $0.5 million to net deferred tax assets, a decrease to income taxes payable of $0.1 million and an increase in liabilities of $0.5 million for unrecognized tax benefits and $0.4 million for interest and penalties.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits at March 31 in thousands is as follows:

	2009	2008
Unrecognized tax benefit at beginning of year	$885	$453
Gross increases—tax positions in prior periods	—	22
Gross increases—tax positions in current period	435	410
Acquisitions—increases in tax positions in prior periods	1,271	—
Lapse of statute of limitations	(178)	—

Unrecognized tax benefit at end of year	$2,413	$885

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as interest expense and operating expenses, respectively. As of March 31, 2009 and 2008, the Company had approximately $0.4 million and $0.5 million of accrued expenses related to interest and penalties, respectively.

        The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $2.4 million as of March 31, 2009 and $0.9 million as of March 31, 2008. The Company does not anticipate any material changes in this position in the next 12 months.

10. 401(K) PLAN

        Stanley maintains a 401(k) plan for substantially all its employees. Employees may elect to defer up to the maximum amount permissible under the IRS code. After employees have completed a year of service, the Company matches 100% of the first 3% deferred and 50% of the next 2% deferred. Company matching contributions are immediately vested.

        Contributions by the Company to the 401(k) plan were $5.7 million, $4.3 million and $3.3 million for the years ended March 31, 2009, 2008 and 2007, respectively.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

11. STOCKHOLDERS' EQUITY

Common Stock

        Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share equally in any dividends declared, if any, by the board of directors.

        Stanley may elect to repurchase shares of outstanding common stock from employees in order to satisfy tax obligations upon the vesting of restricted stock or upon the exercise of stock options. Stanley repurchased 7,715, 14,490 and 33,000 shares during the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The shares were recorded at market value and presented as treasury shares.

Deferred Compensation and Stock Options

        Under the 2006 Omnibus Incentive Compensation Plan (the "Omnibus Plan"), Stanley is authorized to provide awards for a maximum of 4,000,000 shares of common stock to directors, officers, employees or consultants. The Omnibus Plan allows for cash awards, restricted stock awards, restricted stock units, stock appreciation rights, performance units, fully vested shares, option awards and other equity-related awards. Vesting periods of these awards vary. Except as otherwise determined by the board of directors, the option awards may not have an exercise price less than the fair market value of the common stock on the date the option is granted.

        Prior to July 2006, under the Executive Deferred Compensation and Equity Incentive Plan (the "Executive Plan"), Stanley was authorized to provide awards for a maximum of 15,000,000 shares of common stock to key employees and non-employee directors. The Executive Plan allowed for cash awards, restricted stock awards, restricted stock trust awards and option awards. Vesting periods of these awards varied. Holders of restricted stock awards have voting rights with respect to the awards. The trustee of the restricted stock trust awards has voting rights with respect to the trust awards. The option awards granted under the Executive Plan have exercise prices that range from 85% to 110% of the fair market value of the common stock on the date the option was granted. No further grants under the Executive Plan will be made.

        Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") using the prospective-transition method. Under that transition method, compensation cost recognized in the years ended March 31, 2009, 2008 and 2007 includes compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS 123(R) using the accounting principles originally applied to those awards.

        For the years ended March 31 2009, 2008 and 2007, the Company recorded $6.3 million, $2.1 million and $0.5 million of share-based payment expense. As of March 31, 2009, there was $16.0 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.7 years.

        The Company has presented all tax benefits resulting from stock-based compensation awarded prior to the adoption of SFAS 123(R) as operating cash flows in the accompanying Consolidated Statements of Cash Flows. The tax benefits associated with share-based compensation in effect prior to

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

11. STOCKHOLDERS' EQUITY (Continued)

the adoption of SFAS 123(R) were $2.5 million, $2.4 million and $1.6 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS 123(R), the tax benefits in excess of the compensation cost recognized are classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for after the adoption of SFAS 123(R) were $0.6 million, $0.1million and zero for the fiscal years ended March 31, 2009, 2008 and 2007, respectively, and are disclosed within the financing activities in the accompanying Consolidated Statements of Cash Flows.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on a weighted-average of the historical volatilities of similar public entities. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of "plain vanilla" for purposes of applying the simplified method. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not issued dividends in the past nor does it currently intend to issue dividends in the near future.

        A summary of the weighted-average assumptions is presented below.

	As of March 31,
	2009	2008	2007
Volatility	32.3%	34.4%	35.8%
Expected Dividends	0.0%	0.0%	0.0%
Risk-free interest rate	2.6%	4.5%	5.1%
Expected term (years)	3.5	3.5	6.1

        During the fiscal year ended March 31, 2009, the Company granted stock options to purchase 445,210 shares of common stock at a weighted-average exercise price of $26.43 per share, which reflects the fair market value at the date of grant. These options vest ratably over a period of three years and have a contractual term of five years. The weighted-average fair value of stock options granted during the fiscal years ended March 31, 2009, 2008 and 2007 was $7.22, $5.07 and $3.50, respectively. The stock options that vested during the fiscal years ended March 31, 2009, 2008 and 2007 had a combined fair value of $1.3 million, $0.5 million and $0.1 million, respectively. The weighted-average contractual term of options outstanding at March 31, 2009 was 4.5 years.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

11. STOCKHOLDERS' EQUITY (Continued)

        A summary of stock option activity during the years ended March 31, 2007, 2008 and 2009 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2006	2,584,620	$2.10
Granted during the year	813,750	$8.00
Exercised during the year	(1,365,384)	$1.48	$16,576
Forfeited during the year	(18,000)	$5.77

Outstanding, March 31, 2007	2,014,986	$4.87
Granted during the year	570,125	$16.21
Exercised during the year	(784,636)	$3.14	$16,998
Forfeited during the year	(191,000)	$9.83

Outstanding, March 31, 2008	1,609,475	$9.15
Granted during the year	445,210	26.43
Exercised during the year	(338,834)	5.17	$7,762
Forfeited during the year	(111,452)	14.90

Outstanding, March 31, 2009	1,604,399	14.38	$17,661

        A summary of nonvested stock options for the year ended March 31, 2009 is as follows:

	Shares	Weighted- Average Fair Value
Nonvested stock options at April 1, 2008	1,010,625	$4.30
Granted during the year	445,210	$7.22
Vested during the year	(296,392)	$4.42
Forfeited during the year	(108,302)	$4.75

Nonvested stock options at March 31, 2009	1,051,141	$5.46

        A summary of vested stock options at March 31, 2009, and stock options expected to vest in future periods is presented below.

Options	Number of Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Exercisable	553,258	$7.79	4.6	$9,738
Expected to vest	972,305	$17.85	4.4	$7,329

Exercisable and expected to vest	1,525,563

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

11. STOCKHOLDERS' EQUITY (Continued)

        Prior to fiscal 2009, the Company primarily granted restricted stock awards to employees that vest ratably over the service period. Beginning in fiscal 2009, in addition to time vested awards, the Company granted certain restricted stock awards that vest only if the Company meets certain revenue and earnings targets determined by the Board of Directors. During the fiscal year ended March 31, 2009, the Company granted 543,714 of such performance-based restricted stock awards at a fair value of $25.12 per share with a vesting period of four years subject to the Company meeting the revenue and earnings targets. Additionally, during the fiscal year ended March 31, 2009, the Company granted 54,186 restricted stock awards at a weighted-average fair value of $28.01 per share that vest ratably over periods of one to three years. The weighted-average fair value of restricted stock awards granted during the fiscal years ended March 31, 2009, 2008 and 2007 was $25.38, $16.08 and $7.37, respectively. The restricted stock awards that vested during the fiscal years ended March 31, 2009, 2008 and 2007 had a combined fair value of $1.0 million, $0.2 million and $0.1 million, respectively.

        A summary of restricted stock activity for the fiscal year ended March 31, 2009 is presented below.

Restricted Stock	Number of Shares	Weighted- Average Fair Value
Outstanding at April 1, 2008	149,967	$16.17
Granted	597,900	$25.38
Vested	(59,023)	$16.74
Forfeited	(12,407)	$17.01

Outstanding at March 31, 2009	676,437	$24.25

        Prior to the adoption of SFAS 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation in aggregate of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately $0.2 million of compensation expense was recognized during the fiscal year ended March 31, 2009. The remaining deferred compensation of $0.5 million will be amortized over the final two years of the vesting period of the awards.

        Employee Stock Ownership Plan—Stanley maintains an Employee Stock Ownership Plan ("ESOP") designed to provide employee ownership of the Company's stock. The ESOP is available to substantially all of the Company's U.S. employees and is funded by periodic discretionary contributions. The Company contributed 50,000, 15,000 and 10,000 shares of common stock during the fiscal years ending March 31, 2009, 2008 and 2007, respectively. The Company committed to contribute additional shares with an aggregate fair market value of $0.8 million during the fiscal year ended March 31, 2009, which amount was accrued on the Company's balance sheet as of March 31, 2009. Subsequent to the end of the fiscal year ended March 31, 2009, the Company contributed 30,000 shares with an aggregate fair market value of $0.8 million. The expense for shares contributed and committed to be contributed totaled $2.2 million, $0.4 million and $0.2 million in the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

11. STOCKHOLDERS' EQUITY (Continued)

        Employee Stock Purchase Plan—The Company maintains an Employee Stock Purchase Plan ("ESPP") and is authorized to issue up to 400,000 shares of common stock to employees. The ESPP permits eligible employees to purchase common stock at a price equal to 95% of the closing price of the common stock on the last day of each offering period. Employees purchased 24,025 shares of common stock for $0.7 million during the year ended March 31, 2009.

12. COMMITMENTS AND CONTINGENCIES

        Operating Leases—Stanley leases buildings and equipment under various operating leases with lease terms ranging from one month to ten years. The rental payments under certain of the leases are based on a minimum rental plus a percentage of the operating expenses. The following is a schedule of the future minimum lease payments required under operating leases that have initial non-cancelable lease terms in excess of one year as of March 31, 2009:

Fiscal Year Ending March 31,	Minimum Lease Commitments
2010	$13,600
2011	12,207
2012	9,508
2013	9,100
2014	8,340
Thereafter	16,914

Total	$69,669

        Total rent expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $12.3 million, $8.7 million and $6.8 million, respectively.

        Capital Leases—Stanley has capital lease arrangements for certain office equipment and software licenses that are included in property and equipment in the accompanying balance sheets in the amount of $0.4 million and $0.5 million, net of accumulated depreciation, at March 31, 2009 and 2008, respectively. The assets under capital leases are amortized on a straight-line basis over their useful lives. The obligations are collateralized by the related leased equipment.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments required under the capital leases at March 31, 2009, are as follows:

Fiscal Year Ending March 31,	Minimum Lease Commitments
2010	$287
2011	114
2012	12
2013	8
2014	—

Total Minimum lease payments	421
Less: Amount representing interest	(25)

Present value of minimum lease payments	396
Less: Current portion	(270)

Long-term portion	$126

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

        Litigation—The Company is involved in legal actions in the normal course of business. These actions, when finally concluded and determined, will not, in the opinion of management, have a material effect on the Company's financial position, results of operations or cash flows.

13. UNAUDITED QUARTERLY FINANCIAL DATA

        Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2009 and 2008 are presented in the table below.

	June 27, 2008	September 26, 2008	December 26, 2008	March 31, 2009
	(in thousands, except per share data)
Fiscal 2009
Revenues	$172,566	$191,078	$203,597	$212,437
Operating income	14,306	16,343	17,483	18,523
Net income	8,317	8,728	9,678	10,508
Basic EPS	$0.37	$0.38	$0.42	$0.46
Diluted EPS	$0.35	$0.37	$0.41	$0.44

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

13. UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
	(in thousands, except per share data)
Fiscal 2008
Revenues	$133,481	$150,239	$147,083	$173,539
Operating income	10,045	11,592	12,236	14,022
Net income	5,364	6,335	6,751	7,714
Basic EPS	$0.24	$0.29	$0.31	$0.34
Diluted EPS	$0.23	$0.27	$0.29	$0.33

14. SUBSEQUENT EVENTS

        Partial Exercise of Accordion Feature of Amended and Restated Credit Agreement—On April 30, 2009, the Company completed a partial exercise of the accordion option feature of its Senior Credit Facility in order to increase the aggregate commitment under the Revolver by $22.5 million. The exercise of the accordion feature increased the amount of the lenders' current aggregate commitment under the Senior Credit Facility from $254.6 million to $277.1 million, which consists of a $241.6 million Revolver and a $35.5 million Term Loan. The Company paid aggregate lender fees of $1.1 million in connection with the exercise of the accordion feature.

STANLEY, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Allowance for Doubtful Accounts

	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
2007	919	247	20	(577)	609
2008	609	369	—	(318)	660
2009	660	721	—	(244)	1,137