Form 10-Q
period 2009-07-31
Stanley, Inc.
filed 2009-08-04
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

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

As of July 29, 2009, there were 24,001,202 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 26, 2009

ii

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. These forward-looking statements include, but are not limited to, statements relating to:

•                  our ability to retain customers and contracts, as well as our ability to win new customers and engagements;

•                  our backlog;

•                  risks associated with the acquisition and integration of new companies;

•                  our beliefs about trends in our market, available government contracts and outsourcing to companies like ours;

•                  expected spending on information technology and other professional services by federal government agencies, including the Department of Defense; and

•                  other risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any other documents we file with the Securities and Exchange Commission.

We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results, except as required by law.

iii

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 26, 2009	June 27, 2008
Revenues	$208,747	$172,566

Operating costs and expenses:
Cost of revenues	173,089	145,760
Selling, general and administrative	14,092	10,659
Depreciation and amortization	2,830	1,841
Total operating costs and expenses	190,011	158,260
Operating income	18,736	14,306

Other income (expense):
Other income	3	2
Interest income	37	125
Interest expense	(1,147)	(536)
Total other expenses	(1,107)	(409)
Income before taxes	17,629	13,897

Provision for income taxes	(6,965)	(5,580)
Net income	$10,664	$8,317

Earnings per share:
Basic	$0.46	$0.37
Diluted	$0.45	$0.35

Weighted-average shares:
Basic	23,172	22,676
Diluted	23,844	23,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 26, 2009	March 31, 2009
Assets

Current assets:
Cash	$4,636	$1,811
Accounts receivable - net	196,132	187,680
Prepaid and other current assets	5,367	6,766
Total current assets	206,135	196,257

Property and equipment - net	19,802	19,552
Goodwill	262,705	262,705
Intangible assets - net	14,078	15,557
Deferred taxes	4,183	4,212
Other assets	4,257	3,269
Total assets	$511,160	$501,552

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$17,062	$21,528
Accrued expenses and other liabilities	82,084	79,841
Current portion of long-term debt	1,000	1,000
Income taxes payable	5,444	2,034
Total current liabilities	105,590	104,403

Line of credit	129,000	135,030
Long-term debt — net of current portion	34,500	34,500
Other long-term liabilities	10,252	10,396
Total liabilities	279,342	284,329

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value — 200,000,000 shares authorized; 23,929,374 and 23,813,334 issued, respectively	239	238
Additional paid-in capital	100,842	96,957
Retained earnings	132,098	121,434
Accumulated other comprehensive loss	(820)	(886)
Less: treasury stock; 3,254 and 0 shares at cost, respectively	(84)	—
Deferred compensation	(457)	(520)
Total stockholders’ equity	231,818	217,223
Total liabilities and stockholders’ equity	$511,160	$501,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

 STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended
	June 26, 2009	June 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,664	$8,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,830	1,841
Loss on disposal of property and equipment	—	14
Deferred taxes	(319)	41
Stock contributed to employee stock ownership plan	812	—
Income tax benefit from stock-based compensation	113	1,889
Stock compensation expense	1,829	1,063
Changes in assets and liabilities – net of acquisition effects:
Accounts receivable	(8,452)	4,678
Prepaid expenses and other current assets	1,399	(2,148)
Other assets	(987)	(14)
Accounts payable	(4,466)	(10,170)
Accrued expenses	2,745	3,297
Other liabilities	(173)	2,467
Income taxes payable	3,410	(3,140)
Net cash provided by operating activities	9,405	8,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,529)	(3,369)
Net cash used in investing activities	(1,529)	(3,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit agreements	(6,030)	—
Payments under capital lease obligations	(68)	(54)
Purchase of treasury stock	(84)	(196)
Proceeds from exercise of stock options	859	542
Excess tax benefit from share-based compensation	272	350
Net cash (used in) provided by financing activities	(5,051)	642

NET INCREASE IN CASH	2,825	5,408
CASH — Beginning of period	1,811	271
CASH — End of period	$4,636	$5,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$3,356	$6,546
Interest	$809	$501

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease incentive	$—	$942

The accompanying notes are an integral part of these condensed consolidated financial statements.

 STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	June 26, 2009	June 27, 2008
Net income	$10,664	$8,317

Other comprehensive income:
Unrealized gain on interest rate swap	132	402
Translation adjustments	(66)	5
Total other comprehensive income	66	407
Comprehensive income	$10,730	$8,724

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of June 26, 2009, and its results of operations and its cash flows for the three months ended June 26, 2009 and June 27, 2008. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Reporting Periods—The Company’s fiscal year begins on April 1 and ends on March 31. The Company’s first three fiscal quarters end on the 13th Friday after the first day of the quarter and the fourth quarter will end on March 31. Fiscal quarters will typically be 13 weeks. The first quarter of fiscal year 2010 ended on June 26, 2009. The Company does not believe that there is a material impact to the comparability of the periods presented.

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

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of the Company’s revenues. For the three months ended June 26, 2009 and June 27, 2008, the Company derived approximately 75% and 63% of its revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 25% and 37% of its revenues, respectively, from federal civilian government agencies. The Company’s contract with the Department of the Navy for production engineering and integration services under various Space and Naval Warfare Systems Command (SPAWAR) programs, which is the largest revenue-generating contract, accounted for approximately 10% of its revenues for the three months ended June 26, 2009.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $1.3 million and $0.9 million for the three months ended June 26, 2009 and June 27, 2008, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected the last day of its third fiscal quarter as its testing date. Based on the testing performed as of December 26, 2008, the Company determined that no impairments existed. Intangible assets are amortized over their estimated useful lives. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over three years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Management believes that no impairments existed as of June 26, 2009.

Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are included in the computation of basic earnings per share only after the shares vest. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share consider the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. Stock options that were not included in the computation of diluted earnings per share calculation, because to do so would have been anti-dilutive totaled 885,663 and 414,785 for the three months ended June 26, 2009 and June 27, 2008, respectively. The weighted-average number of common shares outstanding is computed as follows:

	Three Months Ended
	June 26, 2009	June 27, 2008
	(in thousands)
Basic weighted-average common shares outstanding	23,172	22,676
Effect of stock options and unvested restricted stock grants	672	973
Diluted weighted-average common shares outstanding	23,844	23,649

Derivative Instruments and Hedging Activities— In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying unaudited condensed consolidated balance sheet at June 26, 2009. For qualifying cash flow hedges, SFAS No. 133, as amended, states that the effective portion of derivative gains and losses be recorded as a component of other comprehensive income and be reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings.

Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at June 26, 2009 of $1.5 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated balance sheets. None of the $1.5 million unrealized loss was recognized in earnings during the three months ended June 26, 2009 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive loss will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the Senior Credit Facility (defined in Note 6). Amounts paid or received on the swap are recorded as interest expense in the period incurred.

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

Reclassifications—Certain reclassifications have been made to prior period balances to conform to the current presentation.

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

As of June 26, 2009, the financial liability measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuations whose inputs are observable. The following table summarizes the financial liability measured at fair value on a recurring basis as of June 26, 2009 and the level it falls within the fair value hierarchy:

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	June 26, 2009
Liabilities:
Interest rate swap	$—	$1,487	$—	$1,487

Recent Accounting Pronouncements—In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for the interim and annual periods ended after June 15, 2009, and, accordingly, the Company has adopted this statement during its first fiscal quarter ended June 26, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 4, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it is not anticipated to impact the Company’s condensed consolidated financial position, results of operations or cash flows.

3.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	June 26, 2009	March 31, 2009
Billed receivables	$117,665	$122,322
Unbilled receivables:
Amounts billable	72,244	57,912
Revenues recorded in excess of contract funding	6,996	8,132
Retainage and contract fee withholding	490	451
Allowance for doubtful accounts	(1,263)	(1,137)
Total	$196,132	$187,680

Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at June 26, 2009 are expected to be billed and collected within one year except for approximately $0.5 million.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	June 26, 2009	March 31, 2009
Computers and peripherals	$6,108	$5,684
Software	4,373	4,265
Furniture and equipment	6,076	5,669
Leasehold improvements	14,905	14,323
	31,462	29,941

Less: Accumulated depreciation and amortization	(11,660)	(10,389)
Property and equipment — net	$19,802	$19,552
Property and equipment included above that are under capital lease obligations include:
Software	$947	$947
Furniture and equipment	170	161
Less: Accumulated depreciation	(840)	(766)
Total	$277	$342

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of	As of
	June 26, 2009	March 31, 2009
Accrued payroll-related costs	$26,056	$28,089
Accrued contract costs	38,136	34,848
Accrued indirect costs	8,429	7,405
Other payables	9,463	9,499
Total accrued expenses	$82,084	$79,841

6.  DEBT

The Company is party to credit agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

At June 26, 2009, the lenders’ aggregate commitment under the Senior Credit Facility was $277.1 million, which consisted of a $241.6 million revolving line of credit (“Revolver”) and a $35.5 million term loan (“Term Loan”), and the Company had outstanding indebtedness of $35.5 million on the Term Loan and $129.0 million on the Revolver, with a weighted-average interest rate of approximately 1.87% and 3.81% for the three months ended June 26, 2009 and June 27, 2008, respectively.  At June 26, 2009, the Company’s borrowing availability under the Senior Credit Facility was $112.5 million, including outstanding letters of credit.

Under the terms of the Amended Credit Agreement, the Company may request an increase in the size of the Revolver by an aggregate amount not greater than $33.4 million. If any lender elects not to increase its commitment, the Company may designate another bank or other financial institution to become a party to the Amended Credit Agreement.

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

In addition, the Amended Credit Agreement requires the Company to meet the following financial covenants:

•                  a fixed charge coverage ratio as of the end of any fiscal quarter of not less than 1.35 to 1.00, based upon the ratio of (i) consolidated EBITDA (as defined in the Amended Credit Agreement) less the actual amount paid by the Company and its subsidiaries in cash on account of capital expenditures and taxes to (ii) consolidated interest expense for such period, scheduled principal payments required to be made on consolidated total debt during such period and certain restricted payments paid during such period, in each case measured for the four consecutive fiscal quarters ending on or immediately prior to such date; and

•                  a maximum leverage ratio not greater than 3.75 to 1.00, based upon the ratio of (i) consolidated total debt to (ii) consolidated EBITDA (as defined in the Amended Credit Agreement).

At June 26, 2009, the Company was in compliance with all covenants under its Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of Stanley’s existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

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

Stanley repurchased 3,254 shares of stock from its employees for $0.1 million during the three months ended June 26, 2009. The repurchases were made to satisfy certain employees’ tax obligations upon the vesting of restricted stock. The shares were recorded at market price using the cost method of accounting.

Equity Compensation

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

On May 6, 2009, the board of directors of the Company adopted the Amended and Restated 2006 Omnibus Incentive Compensation Plan (the “Amended and Restated Plan”), subject to approval from its stockholders at the 2009 Annual Meeting of Stockholders to be held on August 7, 2009. The Amended and Restated Plan is the successor to and continuation of the Omnibus Plan. If approved, the Amended and Restated Plan will, among other things, (i) increase the number of shares reserved for issuance under the plan by 500,000 shares, from 4,000,000 shares to 4,500,000 shares, (ii) raise the sub-limit for the maximum number of shares that may be delivered pursuant to incentive stock options under the plan from 2,300,000 shares to 4,500,000 shares and (iii) eliminate the sub-limit for the maximum number of shares that may be delivered as restricted stock awards under the plan.

Prior to July 2006, under the Executive Deferred Compensation and Equity Incentive Plan (the “Executive Plan”), Stanley was authorized to provide awards for a maximum of 15,000,000 shares of common stock to key employees and non-employee directors. The Executive Plan allowed for cash awards, restricted stock awards, restricted stock trust awards and option awards. Vesting periods of these awards varied. Holders of restricted stock awards have voting rights with respect to the awards. The trustee of restricted stock trust awards has voting rights with respect to the trust awards. The option awards granted under the Executive Plan have exercise prices that range from 85% to 110% of the fair market value of the common stock on the date the option was granted. No further grants under the Executive Plan will be made.

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the prospective-transition method. Under that transition method, compensation cost recognized in the three months ended June 26, 2009 includes compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company is required to account for any portion of awards outstanding at the date of adoption of SFAS No. 123(R) using the accounting principles originally applied to those awards.

The Company has presented all tax benefits resulting from stock-based compensation awarded prior to the adoption of SFAS No. 123(R) as operating cash flows in the accompanying unaudited condensed consolidated statements of cash flows. The tax benefits associated with share-based compensation in effect prior to the adoption of SFAS No. 123(R) were $0.1 million and $1.9 million for the three months ended June 26, 2009 and June 27, 2008, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS No. 123(R), the tax benefits in excess of the compensation cost recognized are classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for after the adoption of SFAS No. 123(R) were $0.3 million and $0.4 million for the three months ended June 26, 2009 and June 27, 2008, respectively, and are disclosed within financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility for the three months ended June 26, 2009 was based on historical volatility of the Company’s stock price. Expected volatility for the three months ended June 27, 2008 was based on a weighted-average of the historical volatilities of similar public entities. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of “plain vanilla” for purposes of applying the simplified method. This method was used as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time the shares have been publicly traded. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not issued dividends in the past nor does it currently intend to issue dividends in the near future.

A summary of the weighted average assumptions is presented below.

	Three Months Ended
	June 26, 2009	June 27, 2008
Expected volatility	38.8%	32.3%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.5	3.5
Risk-free rate	1.6%	2.6%

During the three months ended June 26, 2009, the Company granted 455,226 stock option awards at a weighted-average exercise price of $25.22, which reflects the fair value of the shares on the date of grant. These options vest ratably over three years and have a contractual term of five years. The options have a weighted-average fair value of $7.66 per share. The weighted-average fair value of stock option awards granted during the three months ended June 26, 2009 and June 27, 2008, as determined by the Black-Scholes-Merton closed-form option-pricing model, was $7.66 and $6.86, respectively. The stock option awards that vested during the three months ended June 26, 2009 and June 27, 2008 had a combined fair value of $1.8 million and $1.2 million, respectively.

A summary of option activity for the year ended March 31, 2009, and the three months ended June 26, 2009 is presented below.

Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2008	1,609,475	$9.15
Granted	445,210	$26.43
Exercised	(338,834)	$5.17	$7,762
Forfeited	(111,452)	$14.90
Outstanding at April 1, 2009	1,604,399	$14.38
Granted	455,226	$25.22
Exercised	(95,519)	$8.99	$1,798
Forfeited	(42,416)	$14.41
Outstanding at June 26, 2009	1,921,690	$17.22	$29,081

A summary of nonvested stock option activity for the three months ended June 26, 2009 is presented below.

Nonvested Options	Number of Underlying Shares	Weighted-Average Fair Value
Outstanding at April 1, 2009	1,051,141	$5.46
Granted	455,226	$7.66
Vested	(364,674)	$5.05
Forfeited	(42,416)	$4.84
Outstanding at June 26, 2009	1,099,277	$6.53

A summary of vested stock options at June 26, 2009, and stock options expected to vest in future periods is presented below.

Options	Number of Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Exercisable	822,413	$11.44	4.2	$17,201
Expected to vest	1,016,831	$21.54	4.5	$10,989
Exercisable and expected to vest	1,839,244

During the three months ended June 26, 2009, the Company granted 44,678 restricted stock awards at a weighted-average fair value of $25.22 per share that vest ratably over a period of three years. The weighted-average fair value of restricted stock awards granted during the three months ended June 26, 2009 and June 27, 2008 was $25.22 and $25.12, respectively. The restricted stock awards that vested during the three months ended June 26, 2009 and June 27, 2008 had a combined fair value of $0.9 million and $0.7 million, respectively.

A summary of restricted stock activity for the three months ended June 26, 2009 is presented below.

Restricted Stock	Number of Shares	Weighted-Average Fair Value
Outstanding at April 1, 2009	676,437	$24.25
Granted	44,678	$25.22
Vested	(50,137)	$17.59
Forfeited	(54,157)	$24.72
Outstanding at June 26, 2009	616,821	$24.82

During the three months ended June 26, 2009 and June 27, 2008, the Company recognized $1.8 million and $1.1 million of share-based compensation costs, respectively. As of June 26, 2009, there was $17.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Prior to the adoption of SFAS No. 123(R), the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation in aggregate of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately $0.1 million of compensation expense was recognized during the three months ended June 26, 2009. The remaining deferred compensation of $0.5 million will be amortized over the final two years of the vesting period of the awards.

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

Litigation— The Company is involved in legal actions in the normal course of business. These actions, when finally concluded and determined, will not, in the opinion of management, have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed by us with the Securities and Exchange Commission on May 21, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to, those listed in the “Risk Factors” section of this Report, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results, except as required by law.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of June 26, 2009, we had approximately 300 active contractual engagements across more than 50 federal government agencies. Our customers include all major agencies of the Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

Key Metrics Evaluated By Management

We manage and assess the performance of our business by evaluating a variety of financial and non-financial metrics derived from and in addition to our United States generally accepted accounting principles, or GAAP, results. The most significant of these metrics are discussed below.

Revenue Growth

We closely monitor revenue growth in order to assess the performance of our business. In monitoring this growth, we focus on both internal revenue growth and revenue growth through acquisitions. Our internal revenue growth is driven primarily by two factors. First, internal revenue growth is driven by adding new customers. For example, over the past several years we have added the Department of Homeland Security’s Citizenship and Immigration Services, the Department of the Treasury’s Office of the Comptroller of the Currency, the National Guard Bureau, the Department of Transportation and agencies in the intelligence community as new customers. Second, internal revenue growth is driven by increasing revenues with existing customers by adding new contracts or expanding existing contracts. For example, since the initial award of our contract with the Department of State for the provision of passport processing and support services, the scope of services provided by us, and the revenues generated by those services, have grown significantly.

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

For further information on our recent acquisition of Oberon Associates, Inc. (“Oberon”), please see Note 7 to the Condensed Consolidated Financial Statements, included elsewhere in this report.

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of
	June 26, 2009	June 27, 2008
	(in millions)
Backlog:
Funded	$351.4	$308.5
Unfunded	1,672.2	1,687.9
Total Backlog	$2,023.6	$1,996.4

Each year, a significant portion of our revenues is derived from our backlog, and a significant portion of our backlog represents work related to the continuation of services and solutions under contracts or projects where we are the incumbent provider.

We define backlog as the amount of revenues we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise by the customer of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We do not include contract ceiling values, which represent the maximum amount of contract awards that could be awarded to all contractors under government-wide acquisition contracts or agency-specific indefinite delivery/indefinite quantity contracts in our backlog calculation.

We also do not include in backlog (i) the expected amount of revenues that would be realized if, and when, we were successful in the re-compete of signed contracts in existence as of the measurement date, or (ii) the expected amount of revenues that would be realized from future unidentified growth on signed contracts and task orders in existence as of the measurement date.

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

Our successful recompete win in March 2008 of the contract with the Department of State to support passport production and services and our acquisition of Oberon in July 2008 have resulted in an increase to our percentage of time-and-materials contracts and a corresponding reduction in the percentage of cost-plus-fee contracts. The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Three Months Ended
	June 26, 2009	June 27, 2008
Cost-plus-fee	29%	33%
Time-and-materials	50%	47%
Fixed-price	21%	20%

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended June 26, 2009, we reported DSO of 84 days, an increase from 81 days for the year ended March 31, 2009. The increase in DSO was primarily the result of higher average receivables balance due to the delay of collections on several contracts.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts, and actual results may differ from the estimates. Our significant accounting policies are described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For level of effort or term cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of required effort delivered. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-

hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with ARB 45 and SOP 81-1.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we do not amortize goodwill. Rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed by SFAS No. 142. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, we are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. We have elected the last day of our third fiscal quarter as our testing date. Based on the testing performed as of December 26, 2008, we determined that no impairments existed. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over three years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Results of Operations

Our historical financial statements reflect the operating results of Oberon from July 15, 2008, the date of acquisition. The following unaudited tables set forth the results of operations expressed in thousands of dollars and as a percentage of revenues, for the periods below:

	Three Months Ended
Consolidated Statements of Income Data	June 26, 2009	June 27, 2008
Revenues	$208,747	$172,566
Operating costs and expenses:
Cost of revenues	173,089	145,760
Selling, general and administrative	14,092	10,659
Depreciation and amortization	2,830	1,841
Total operating costs and expenses	190,011	158,260
Operating income	18,736	14,306
Other income (expense):
Other income	3	2
Interest income	37	125
Interest expense	(1,147)	(536)
Total other expenses	(1,107)	(409)
Income before taxes	17,629	13,897
Provision for income taxes	(6,965)	(5,580)
Net income	$10,664	$8,317

	Three Months Ended
As a Percentage of Revenues	June 26, 2009	June 27, 2008
Revenues	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	82.9	84.5
Selling, general and administrative	6.8	6.2
Depreciation and amortization	1.4	1.1
Total operating costs and expenses	91.0	91.7
Operating income	9.0	8.3
Other income (expense):
Other income	—	—
Interest income	—	0.1
Interest expense	(0.5)	(0.3)
Total other expenses	(0.5)	(0.2)
Income before taxes	8.4	8.1
Provision for income taxes	(3.3)	(3.2)
Net income	5.1%	4.8%

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

Comparison of Results of Operations for the Three Months Ended June 26, 2009 and June 27, 2008

Revenues.  Our consolidated revenues increased $36.1 million, or 21.0%, from $172.6 million for the three months ended June 27, 2008, to $208.7 million for the three months ended June 26, 2009. The increase was primarily due to $12.5 million of increased revenues attributable to military intelligence training and operations support for the U.S. Army, $10.5 million of increased revenues attributable to biometric software development, training and support for certain agencies in the Department of Defense, offset by $11.5 million of decreased revenues due to reduced demand for passport services for the Department of State. The balance of increased revenues was a result of engineering and technical support services for the U.S. Air Force and the Defense Information Systems Agency, production and engineering services under various SPAWAR programs, and information technology life cycle support and logistics management services for the U.S. Army. A significant portion of this growth was due to the impact of the contracts obtained as part of the Oberon acquisition.

Cost of Revenues.  Our cost of revenues increased $27.3 million, or 18.7%, from $145.8 million for the three months ended June 27, 2008, to $173.1 million for the three months ended June 26, 2009. This increase was primarily the result of additional costs attributable to revenues associated with the increased services referred to above. Cost of revenues represented 82.9% of revenues for the three months ended June 26, 2009, as compared to 84.5% of revenues for the three months ended June 27, 2008. This decrease was primarily the result of a greater percentage of more profitable time-and-material and fixed price contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $3.4 million, or 32.2%, from $10.7 million for the three months ended June 27, 2008, to $14.1 million for the three months ended June 26, 2009. This increase was primarily due to higher share-based payment expenses, an increase in business development costs and higher selling, general and administrative expenses attributable to the acquisition of Oberon. Selling, general and administrative expense represented 6.8% of revenues for the three months ended June 26, 2009, as compared to 6.2% of revenues for the three months ended June 27, 2008. This increase was primarily a result of higher selling, general and administrative expense as a percentage of revenues associated with supporting contracts and operations that were obtained as part of the Oberon acquisition.

Depreciation and Amortization.  Our depreciation and amortization expense increased $1.0 million, or 53.7%, from $1.8 million for the three months ended June 27, 2008, to $2.8 million for the three months ended June 26, 2009. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the acquisition of Oberon as well as depreciation expense associated with capital expenditures and leasehold improvements.

Interest Income.  Our interest income decreased $0.1 million from $0.1 million for the three months ended June 27, 2008, to $0.0 million for the three months ended June 26, 2009. The interest income for the three months ended June 27, 2008 was primarily due to interest earned on collections of delayed payments from several customers.

Interest Expense.  Our interest expense increased $0.6 million from $0.5 million for the three months ended June 27, 2008, to $1.1 million for the three months ended June 26, 2009. The increase in interest expense was primarily due to borrowings under our Senior Credit Facility relating to the Oberon acquisition, partially offset by a lower overall borrowing rate.

Provision for Income Taxes.  Our effective tax rate decreased by 0.7% from 40.2% for the three months ended June 27, 2008, to 39.5% for the three months ended June 26, 2009. The decrease was primarily attributable to a lower consolidated effective state income tax rate.

Net Income.  Our net income increased $2.4 million, or 28.2%, from $8.3 million for the three months ended June 27, 2008, to $10.7 million for the three months ended June 26, 2009. The primary reasons for the increase in net income were higher revenues and increased operating income as well as improved margins primarily due to a larger percentage of more profitable time-and-material and fixed-price contracts.

Liquidity and Capital Resources

Short-Term Liquidity Requirements.  We generally consider our short-term liquidity requirements to consist primarily of funds necessary to finance the costs of operations pending the billing and collection of accounts receivable. We expect to meet our short-term liquidity needs through existing cash balances and cash provided by our operations and, if necessary, from borrowings under our Senior Credit Facility (defined below).

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

	Three Months Ended
	June 26, 2009	June 27, 2008
	(in millions)
Net cash provided by operating activities	$9.4	$8.1
Net cash used in investing activities	$(1.5)	$(3.4)
Net cash (used in) provided by financing activities	$(5.1)	$0.6

Net cash provided by operating activities of $9.4 million for the three months ended June 26, 2009 primarily reflected the increased earnings as a result of the improved profitability of our contracts and the decrease in the amount of estimated tax payments, partially offset by an increase in accounts receivable due to the timing of collections. Net cash provided by operating activities of $8.1 million for the three months ended June 27, 2008 primarily reflected our net income plus depreciation and amortization expenses, $1.9 million of income tax benefits from stock compensation and a decrease in our accounts receivable, partially offset by a decrease in accounts payable do to the timing of payments to several vendors.

Net cash used in investing activities of $1.5 million for the three months ended June 26, 2009 consisted primarily of purchases of office equipment and leasehold improvements to support our continued growth in operations. Net cash used in investing activities of $3.4 million for the three months ended June 27, 2008 consisted primarily of leasehold improvements for a new facility leased in Alexandria, Virginia.

Net cash used in financing activities of $5.1 million for the three months ended June 26, 2009 consisted primarily of $6.0 million in payments on our revolving portion of our Senior Credit Facility, partially offset by $0.9 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $0.6 million for the three months ended June 27, 2008 consisted primarily of proceeds from the exercise of stock options.

As of June 26, 2009, we had approximately $4.6 million in available cash.

Credit Facility and Borrowing Capacity

We are party to a credit agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

At June 26, 2009, the lenders’ aggregate commitment under the Senior Credit Facility was $277.1 million, which consisted of a $241.6 million revolving line of credit (“Revolver”) and a $35.5 million term loan (“Term Loan”), and we had outstanding indebtedness of $35.5 million on the Term Loan and $129.0 million on the Revolver, with a weighted-average interest rate of approximately 1.87% and 3.81% for the three months ended June 26, 2009 and June 27, 2008, respectively.  At June 26, 2009, our borrowing availability under the Senior Credit Facility was $112.5 million, including outstanding letters of credit.

Under the terms of the Amended Credit Agreement, we may request an increase in the size of the Revolver by an aggregate amount not greater than $33.4 million. If any lender elects not to increase its commitment, we may designate another bank or other financial institution to become a party to the Amended Credit Agreement.

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

In addition, the Amended Credit Agreement requires us to meet the following financial covenants:

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

At June 26, 2009, we were in compliance with all covenants under its Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

Our capital expenditures were $1.5 million and $3.4 million for the three months ended June 26, 2009 and June 27, 2008, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 26, 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for the interim and annual periods ended after June 15, 2009, and, accordingly, we adopted this statement during our first fiscal quarter ended June 26, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC on August 4, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it is not anticipated to impact our condensed consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of June 26, 2009, all of the outstanding debt under our Senior Credit Facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering fifty percent of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our Senior Credit Facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our three month interest expense on that portion of our outstanding debt not covered by the interest rate swap by $0.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 26, 2009, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.  In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 26, 2009 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were effective at a reasonable assurance level as of June 26, 2009. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2009. These risks and uncertainties have the potential to affect materially our business, financial condition, results of operation, cash flows and future prospects.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended March 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 - May 1, 2009	—		$—	—	—
May 2, 2009 - May 29, 2009	3,254	(1)	$25.92	—	—
May 30, 2009 - June 26, 2009	—		$—	—	—

(1) Represents shares of common stock repurchased by the Company to satisfy certain employees’ tax obligations upon the vesting of restricted stock.

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
August 4, 2009

/s/ BRIAN J. CLARK
Brian J. Clark
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
August 4, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Stanley, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

3.2	Amended and Restated Bylaws of Stanley, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

10.1	Stanley Executive Savings Plan, dated as of May 6, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended March 31, 2009)†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*      Filed herewith

†      Denotes management contract or compensation plan or arrangement