Form 10-Q
period 2009-09-25
Stanley, Inc.
filed 2009-10-29
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

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

As of October 26, 2009, there were 24,046,144 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 25, 2009

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

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Revenues	$217,089	$191,078	$425,835	$363,645

Operating costs and expenses:
Cost of revenues	180,518	159,925	353,607	305,684
Selling, general and administrative	13,401	12,224	27,492	22,883
Depreciation and amortization	2,852	2,586	5,682	4,428
Total operating costs and expenses	196,771	174,735	386,781	332,995
Operating income	20,318	16,343	39,054	30,650

Other income (expense):
Other income	—	1	3	3
Interest income	21	71	59	196
Interest expense	(897)	(1,830)	(2,045)	(2,367)
Total other expenses	(876)	(1,758)	(1,983)	(2,168)
Income before taxes	19,442	14,585	37,071	28,482

Provision for income taxes	(7,689)	(5,857)	(14,654)	(11,437)
Net income	$11,753	$8,728	$22,417	$17,045

Earnings per share:
Basic	0.50	$0.38	$0.96	$0.75
Diluted	$0.49	$0.37	$0.93	$0.72

Weighted-average shares:
Basic	23,447	22,793	23,364	22,760
Diluted	24,058	23,817	24,018	23,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 26, 2009	March 31, 2009
Assets

Current assets:
Cash	$8,272	$1,811
Accounts receivable - net	179,167	187,680
Prepaid and other current assets	8,040	6,766
Total current assets	195,479	196,257

Property and equipment - net	19,506	19,552
Goodwill	262,705	262,705
Intangible assets - net	12,600	15,557
Deferred taxes	4,285	4,212
Other assets	4,246	3,269
Total assets	$498,821	$501,552

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,707	$21,528
Accrued expenses and other liabilities	72,289	79,841
Current portion of long-term debt	1,000	1,000
Income taxes payable	—	2,034
Total current liabilities	92,996	104,403

Line of credit	113,700	135,030
Long-term debt — net of current portion	34,250	34,500
Other long-term liabilities	10,086	10,396
Total liabilities	251,032	284,329

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value — 200,000,000 shares authorized; 24,025,689 and 23,813,334 issued, respectively	240	238
Additional paid-in capital	104,999	96,957
Retained earnings	143,851	121,434
Accumulated other comprehensive loss	(906)	(886)
Deferred compensation	(395)	(520)
Total stockholders’ equity	247,789	217,223
Total liabilities and stockholders’ equity	$498,821	$501,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	September 25, 2009	September 26, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,417	$17,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,682	4,428
Loss on disposal of property and equipment	65	137
Deferred taxes	(389)	98
Stock contributed to employee stock ownership plan	812	—
Income tax benefit from stock-based compensation	1,564	2,201
Stock compensation expense	3,486	2,789
Changes in assets and liabilities — net of acquisition effects:
Accounts receivable	8,513	18,474
Prepaid expenses and other current assets	(1,274)	612
Other assets	(977)	(357)
Accounts payable	(1,821)	(4,205)
Accrued expenses	(7,718)	(6,301)
Other liabilities	282	4,399
Income taxes payable	(2,035)	(6,102)
Net cash provided by operating activities	28,607	33,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Oberon — net of cash acquired	—	(167,824)
Acquisition of property and equipment	(2,601)	(5,050)
Net cash used in investing activities	(2,601)	(172,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under line-of-credit agreements	(21,330)	152,207
Repayment of long term debt	(250)	(250)
Payments under capital lease obligations	(146)	(145)
Purchase of treasury stock	(84)	(196)
Proceeds from exercise of stock options	1,574	795
Excess tax benefit from share-based compensation	410	505
Proceeds from the sale of stock	281	—
Net cash (used in) provided by financing activities	(19,545)	152,916

NET INCREASE IN CASH	6,461	13,260
CASH — Beginning of period	1,811	271
CASH — End of period	$8,272	$13,531

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$18,265	$13,328
Interest	$1,691	$1,736

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease incentive	$—	$942

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
Net income	$11,753	$8,728	$22,417	$17,045

Other comprehensive income:
Unrealized (loss) gain on interest rate swap	(12)	(44)	120	358
Translation adjustments	(74)	(6)	(140)	154
Total other comprehensive income	(86)	(50)	(20)	512
Comprehensive income	$11,667	$8,678	$22,397	$17,557

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of September 25, 2009, and its results of operations and its cash flows for the six months ended September 25, 2009 and September 26, 2008. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Reporting Periods—The Company’s fiscal year begins on April 1 and ends on March 31. The Company’s first three fiscal quarters end on the 13th Friday after the first day of the quarter and the fourth quarter ends on March 31. Fiscal quarters will typically be 13 weeks. The second quarter of fiscal year 2010 ended on September 25, 2009. The Company does not believe that there is a material impact to the comparability of the periods presented.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For level of effort or term cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of required effort delivered. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method.

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

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of the Company’s revenues. For the three months ended September 25, 2009 and September 26, 2008, the Company derived approximately 76% and 71% of its revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 24% and 29% of its revenues, respectively, from federal civilian government agencies. The Company’s contract with the Department of the Navy for production engineering and integration services under various Space and Naval Warfare Systems Command (SPAWAR) programs, which is its largest revenue-generating contract, accounted for approximately 11% of its revenues for the three months ended September 25, 2009.

For the six months ended September 25, 2009 and September 26, 2008, the Company derived approximately 75% and 67% of its revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 25% and 33% of its revenues, respectively, from federal civilian government agencies. The Company’s contract with the Department of the Navy for production engineering and integration services under various Space and Naval Warfare Systems Command (SPAWAR) programs, which is the largest revenue-generating contract, accounted for approximately 10% of its revenues for the six months ended September 25, 2009.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $1.3 million and $1.0 million for the three months ended September 25, 2009 and September 26, 2008, respectively and $2.6 million and 1.9 million for the six months ended September 25, 2009 and September 26, 2008, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. The Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. The Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected the last day of its third fiscal quarter as its testing date. Based on the testing performed as of December 26, 2008, the Company determined that no impairments existed. Intangible assets are amortized over their estimated useful lives. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over three years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Impairment of Long-Lived Assets—Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Management believes that no impairments existed as of September 25, 2009.

Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are included in the computation of basic earnings per share only after the shares vest. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share consider the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. The diluted weighted-average common shares outstanding for the three and six months ended September 25, 2009, exclude stock options to purchase approximately 0.1 million and 0.1 million shares, respectively, because such options have exercise prices in excess of the average market price of the Company’s stock for that period. The weighted-average number of common shares outstanding is computed as follows:

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
	(in thousands)
Basic weighted-average common shares outstanding	23,447	22,793	23,364	22,760
Effect of stock options and unvested restricted stock grants	611	1,024	654	1,003
Diluted weighted-average common shares outstanding	24,058	23,817	24,018	23,763

Derivative Instruments and Hedging Activities—Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. For qualifying cash flow hedges, the effective portion of derivative gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings. The fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying unaudited condensed consolidated balance sheets. The fair value of the swap at September 25, 2009 of $1.5 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated balance sheet. None of the $1.5 million unrealized loss was recognized in earnings during the six months ended September 25, 2009 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive loss will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the Senior Credit Facility (defined in Note 6). Amounts paid or received on the swap are recorded as interest expense in the period incurred.

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

Subsequent Events— The Company has evaluated subsequent events after the balance sheet date through the time of filing these financial statements with the SEC on October 29, 2009, for appropriate accounting and disclosure.

Fair Value of Financial Instruments—The fair value of accounts receivable, accounts payable, accrued expenses, debt, and the swap contract approximates their respective carrying amounts.

The three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

As of September 25, 2009, the financial liability measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuations whose inputs are observable. The following table summarizes the financial liability measured at fair value on a recurring basis as of September 25, 2009 and the level it falls within the fair value hierarchy:

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	September 25, 2009
Liabilities:
Interest rate swap	$—	$1,506	$—	$1,506

Recent Accounting Pronouncements—In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162  (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issue Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates—In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities.”  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its consolidated financial position and results of operations.

In September 2009, an update was made to “Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for interim and annual periods ending after December 15, 2009. The

Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial position and results of operations.

In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.”  This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial position and results of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	September 25, 2009	March 31, 2009
Billed receivables	$125,916	$122,322
Unbilled receivables:
Amounts billable	47,645	57,912
Revenues recorded in excess of contract funding	6,586	8,132
Retainage and contract fee withholding	360	451
Allowance for doubtful accounts	(1,340)	(1,137)
Total	$179,167	$187,680

Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at September 25, 2009 are expected to be billed and collected within one year except for approximately $0.4 million.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	September 25, 2009	March 31, 2009
Computers and peripherals	$6,503	$5,684
Software	4,420	4,265
Furniture and equipment	6,309	5,669
Leasehold improvements	15,162	14,323
	32,394	29,941

Less: Accumulated depreciation and amortization	(12,888)	(10,389)
Property and equipment — net	$19,506	$19,552
Property and equipment included above that are under capital lease obligations include:
Software	$947	$947
Furniture and equipment	142	161
Less: Accumulated depreciation and amortization	(879)	(766)
Total	$210	$342

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of	As of
	September 25, 2009	March 31, 2009
Accrued payroll-related costs	$21,425	$28,089
Accrued contract costs	32,149	34,848
Accrued indirect costs	7,467	7,405
Other payables	11,248	9,499
Total accrued expenses	$72,289	$79,841

6.  DEBT

The Company is party to credit agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

At September 25, 2009, the lenders’ aggregate commitment under the Senior Credit Facility was $276.9 million, which consisted of a $241.6 million revolving line of credit (“Revolver”) and a $35.3 million term loan (“Term Loan”), and the Company had outstanding indebtedness of $35.3 million on the Term Loan and $113.7 million on the Revolver, with a weighted-average interest rate of approximately 1.70% and 3.75% for the six months ended September 25, 2009 and September 26, 2008, respectively.  At September 25, 2009, the Company’s borrowing availability under the Senior Credit Facility was $127.9 million, including outstanding letters of credit.

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

At September 25, 2009, the Company was in compliance with all covenants under its Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of Stanley’s existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

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

The results of Oberon have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $149.1 million has been allocated to goodwill, based upon the excess of the purchase price over the $8.6 million estimated fair value of net tangible assets and $13.1 million has been assigned to other identifiable intangible assets. The Company completed its evaluation of the fair value of the assets and liabilities of Oberon and purchase accounting entries relating to the acquisition in the three months ended September 25, 2009. None of the amount allocated to goodwill is expected to be deductible for tax purposes. Included in identifiable intangibles arising from the Oberon acquisition are $10.5 million, $1.9 million and $0.7 million related to customer contracts and relationships, order backlog and non-compete agreements, respectively. The amortization period for customer contracts and relationships, order backlog and non-compete agreements is five years, two years and three years, respectively. No residual value has been assumed at the end of their useful lives.

8. STOCKHOLDERS’ EQUITY

Common Stock

Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share in dividends declared, if any, by the board of directors.

Stanley repurchased 3,254 shares of stock from its employees for $0.1 million during the six months ended September 25, 2009. The repurchases were made to satisfy certain employees’ tax obligations upon the vesting of restricted stock. The shares were recorded at market price using the cost method of accounting.

Equity Compensation

Under the Amended and Restated 2006 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), Stanley is authorized to provide awards for a maximum of 4,500,000 shares of common stock to directors, officers, employees or consultants. The Omnibus Plan allows for cash awards, restricted stock awards, restricted stock units, stock appreciation rights, performance units, fully vested shares, option awards and other equity-related awards. Vesting periods of these awards vary. Except as otherwise determined by the board of directors, the option awards may not have an exercise price less than the fair market value of the common stock on the date the option is granted.

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

Effective April 1, 2006, the Company adopted the provisions of “Compensation — Stock Compensation” using the prospective-transition method. Under that transition method, compensation cost recognized in the six months ended September 25, 2009 includes compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value. The Company is required to account for any portion of awards outstanding at the date of adoption of “Compensation — Stock Compensation” using the accounting principles originally applied to those awards.

The Company has presented all tax benefits resulting from stock-based compensation awarded prior to the adoption of “Compensation — Stock Compensation” as operating cash flows in the accompanying unaudited condensed consolidated statements of cash flows. The tax benefits associated with share-based compensation in effect prior to the adoption of “Compensation — Stock Compensation” were $1.6 million and $2.2 million for the six months ended September 25, 2009 and September 26, 2008, respectively. For share-based payment transactions awarded subsequent to the adoption of SFAS No. 123(R), the tax benefits in excess of the compensation cost recognized are classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for after the adoption of “Compensation — Stock Compensation” were $0.4 million and $0.5 million for the six months ended September 25, 2009 and September 26, 2008, respectively, and are disclosed within financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility for the six months ended September 25, 2009 was based on historical volatility of the Company’s stock price. Expected volatility for the six months ended September 26, 2008 was based on a weighted-average of the historical volatilities of similar public entities. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of “plain vanilla” for purposes of applying the simplified method. This method was used as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time the shares have been publicly traded. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not issued dividends in the past nor does it currently intend to issue dividends in the near future.

A summary of the weighted average assumptions is presented below.

	Six Months Ended
	September 25, 2009	September 26, 2008
Expected volatility	38.8%	32.3%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.5	3.5
Risk-free rate	1.6%	2.6%

During the six months ended September 25, 2009, the Company granted 457,976 stock option awards at a weighted-average exercise price of $25.23, which reflects the fair value of the shares on the date of grant. These options vest ratably over three years and have a contractual term of five years. The weighted-average fair value of stock option awards granted during the six months ended September 25, 2009 and September 26, 2008, as determined by the Black-Scholes-Merton closed-form option-pricing model, was $7.66 and $7.22, respectively. The stock option awards that vested during the six months ended September 25, 2009 and September 26, 2008 had a combined fair value of $2.1 million and $1.2 million, respectively.

A summary of option activity for the year ended March 31, 2009, and the six months ended September 25, 2009 is presented below.

Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2008	1,609,475	$9.15
Granted	445,210	$26.43
Exercised	(338,834)	$5.17	$7,762
Forfeited	(111,452)	$14.90
Outstanding at April 1, 2009	1,604,399	$14.38
Granted	457,976	$25.23
Exercised	(172,428)	$9.13	$3,492
Forfeited	(56,480)	$16.52
Outstanding at September 25, 2009	1,833,467	$17.52	$16,538

A summary of nonvested stock option activity for the six months ended September 25, 2009 is presented below.

Nonvested Options	Number of Underlying Shares	Weighted-Average Fair Value
Outstanding at April 1, 2009	1,051,141	$5.46
Granted	457,976	$7.66
Vested	(388,610)	$5.29
Forfeited	(56,250)	$5.33
Outstanding at September 25, 2009	1,064,257	$6.48

A summary of vested stock options at September 25, 2009, and stock options expected to vest in future periods is presented below.

Options	Number of Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Exercisable	769,210	$12.29	3.9	$10,963
Expected to vest	984,438	$21.30	4.2	$5,157
Exercisable and expected to vest	1,753,648

During the six months ended September 25, 2009, the Company granted 61,121 restricted stock awards at a weighted-average fair value of $26.01 per share that vest ratably over a period of three years. The weighted-average fair value of restricted stock awards granted during the six months ended September 25, 2009 and September 26, 2008 was $26.01 and $25.38, respectively. The restricted stock awards that vested during the six months ended September 25, 2009 and September 26, 2008 had a combined fair value of $1.3 million and $0.9 million, respectively.

A summary of restricted stock activity for the six months ended September 25, 2009 is presented below.

Restricted Stock	Number of Shares	Weighted-Average Fair Value
Outstanding at April 1, 2009	676,437	$24.25
Granted	61,121	$26.01
Vested	(62,337)	$20.98
Forfeited	(56,940)	$24.58
Outstanding at September 25, 2009	618,281	$24.72

During the six months ended September 25, 2009 and September 26, 2008, the Company recognized $3.5 million and $2.8 million of share-based compensation costs, respectively. As of September 25, 2009, there was $15.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2 years.

Prior to the adoption of “Compensation — Stock Compensation”, the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation in aggregate of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately $0.1 million of compensation expense was recognized during the six months ended September 25, 2009. The remaining deferred compensation of $0.4 million will be amortized over the final 2 years of the vesting period of the awards.

9.  COMMITMENTS AND CONTINGENCIES

Contract Cost Audits— Substantially all payments to Stanley under cost-reimbursable contracts and subcontracts with the U.S. Government are provisional payments, which are subject to potential adjustments upon audit by the Defense Contract Audit Agency (“DCAA”). Audits through March 31, 2006 have been completed. In the opinion of management, adjustments resulting from the audits of all subsequent years are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Litigation—

S.C. Diamond Litigation, Virginia Beach Circuit Court — On April 2, 2009, SC Diamond Associates, L.P. (“S.C. Diamond”) filed a lawsuit in Virginia Beach Circuit Court against the Company and Allied Technology Group, Inc. (“Allied”). S.C. Diamond is the owner of a warehouse property in Virginia Beach, Virginia in which the Company subleased a portion of the facility. In March 2008, the warehouse caught fire, allegedly as a result of an exploded high-intensity metal halide bulb, which is alleged to have been manufactured by Philips Electronics N.A. Corporation, d/b/a Philips Lighting Company (“Philips”). S.C. Diamond has sued Allied, as its tenant, and the Company, as sub-lessee, alleging breach of contract and negligence against Allied, and negligence against the Company. S.C. Diamond seeks to recover approximately $12 million in damages from Allied and the Company. Travelers Indemnity Company, which insured S.C. Diamond, intervened in the lawsuit on September 15, 2009, making subrogation claims against Stanley and Philips, seeking to recover approximately $8 million in insurance proceeds previously paid to S.C. Diamond.

The Company disputes all the allegations against it, and have joined Allied and Travelers in a third-party action against

Philips, alleging that Philips is liable for the warehouse fire. The Company is being defended in this action by its general liability insurer, which has issued a reservation of rights. In management’s opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Other Litigation — Other than as set forth above, neither the Company, nor any of its subsidiaries, are currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding currently threatened against the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed by us with the Securities and Exchange Commission on May 21, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to, those listed in the “Risk Factors” section of this Report, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results, except as required by law.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of September 25, 2009, we had approximately 300 active contractual engagements across more than 50 federal government agencies. Our customers include all major agencies of the Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

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

For further information on our acquisition of Oberon Associates, Inc. (“Oberon”), please see Note 7 to the Condensed Consolidated Financial Statements, included elsewhere in this report.

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a reflection of our competitive success in our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of
	September 25, 2009	September 26, 2008
	(in millions)
Backlog:
Funded	$360.0	$354.6
Unfunded	1,626.4	1,729.5
Total Backlog	$1,986.4	$2,084.1

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

The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Cost-plus-fee	29%	30%	29%	32%
Time-and-materials	50%	55%	50%	51%
Fixed-price	21%	15%	21%	17%

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended September 25, 2009, we reported DSO of 79 days, a decrease from 84 days for the three months ended June 26, 2009. The decrease in DSO was primarily the result of the timing of receipts from customers and a lower average accounts receivable balance during the quarter.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For level of effort or term cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of required effort delivered. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for level of effort contracts. For completion type cost-plus-fee contracts, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. We do not amortize goodwill. We test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. We are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the asset’s fair value is below its carrying value. We have elected the last day of our third fiscal quarter as our testing date. Based on the testing performed as of December 26, 2008, we determined that no impairments existed. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over three years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Results of Operations

Our historical financial statements reflect the operating results of Oberon from July 15, 2008, the date of acquisition. The following unaudited tables set forth the results of operations expressed in thousands of dollars and as a percentage of revenues, for the periods below:

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
Consolidated Statements of Income Data	2009	2008	2009	2008
Revenues	$217,089	$191,078	$425,835	$363,645
Operating costs and expenses:
Cost of revenues	180,518	159,925	353,607	305,684
Selling, general and administrative	13,401	12,224	27,492	22,883
Depreciation and amortization	2,852	2,586	5,682	4,428
Total operating costs and expenses	196,771	174,735	386,781	332,995
Operating income	20,318	16,343	39,054	30,650
Other income (expense):
Other income	—	1	3	3
Interest income	21	71	59	196
Interest expense	(897)	(1,830)	(2,045)	(2,367)
Total other expenses	(876)	(1,758)	(1,983)	(2,168)
Income before taxes	19,442	14,585	37,071	28,482
Provision for income taxes	(7,689)	(5,857)	(14,654)	(11,437)
Net income	$11,753	$8,728	$22,417	$17,045

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
As a Percentage of Revenues	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	83.2	83.7	83.0	84.1
Selling, general and administrative	6.2	6.4	6.5	6.3
Depreciation and amortization	1.3	1.4	1.3	1.2
Total operating costs and expenses	90.6	91.4	90.8	91.6
Operating income	9.4	8.6	9.2	8.4
Other income (expense):
Other income	—	—	—	—
Interest income	—	—	—	0.1
Interest expense—net	(0.4)	(0.9)	(0.5)	(0.7)
Total other expenses	(0.4)	(0.9)	(0.5)	(0.6)
Income before taxes	9.0	7.7	8.7	7.8
Provision for income taxes	(3.6)	(3.1)	(3.4)	(3.1)
Net income	5.4%	4.6%	5.3%	4.7%

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

Comparison of Results of Operations for the Three Months Ended September 25, 2009 and September 26, 2008

Revenues.  Our consolidated revenues increased $26.0 million, or 13.6%, from $191.1 million for the three months ended September 26, 2008, to $217.1 million for the three months ended September 25, 2009. The increase was primarily due to $10.4 million of increased revenues attributable to military intelligence training and operations support for the U.S. Army, $5.4 million of increased revenues attributable to procurement, production and engineering services under various SPAWAR contracts, $5.2 million of increased revenues attributable to information technology and systems support for the U.S. Marine Corps, $2.7 million of increased revenues attributable to engineering, technical, and program management services to provide full life cycle engineering services for the Naval Sea Logistics Center, and $2.2 million of increased revenues attributable to biometric software development, training and support for certain agencies in the Department of Defense, offset by $4.4 million of decreased revenues due to reduced demand for passport services for the Department of State. The balance of increased revenues was primarily a result of engineering and technical support services for the U.S. Air Force and the Defense Information Systems Agency and information technology life cycle support and logistics management services for the U.S. Army.

Cost of Revenues.  Our cost of revenues increased $20.6 million, or 12.9%, from $159.9 million for the three months ended September 26, 2008, to $180.5 million for the three months ended September 25, 2009. This increase was primarily the result of additional costs attributable to revenues associated with the increased services referred to above. Cost of revenues represented 83.2% of revenues for the three months ended September 25, 2009, as compared to 83.7% of revenues for the three months ended September 26, 2008. This decrease was primarily the result of a greater percentage of more profitable fixed price contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $1.2 million, or 9.6%, from $12.2 million for the three months ended September 26, 2008, to $13.4 million for the three months ended September 25, 2009. This increase was primarily due to an increase in costs to support our growing revenue base and an increase in business development costs. Selling, general and administrative expense represented 6.2% of revenues for the three months ended September 25, 2009, as compared to 6.4% of revenues for the three months ended September 26, 2008. This decrease was primarily a result of efficiencies realized in our corporate infrastructure.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.3 million, or 10.3.%, from $2.6 million for the three months ended September 26, 2008, to $2.9 million for the three months ended September 25, 2009. The increase in depreciation and amortization was primarily due to depreciation expense associated with additional property and equipment to support our growth.

Interest Expense.  Our interest expense decreased $0.9 million, or 51.0%, from $1.8 million for the three months ended September 26, 2008, to $0.9 million for the three months ended September 25, 2009. The decrease in interest expense was primarily due to a lower overall borrowing rate, coupled with a lower overall outstanding debt balance.

Provision for Income Taxes.  Our effective tax rate decreased 0.7% from 40.2% for the three months ended September 26, 2008, to 39.5% for the three months ended September 25, 2009. The decrease was primarily attributable to a lower consolidated effective state income tax rate.

Net Income.  Our net income increased $3.1 million, or 34.7%, from $8.7 million for the three months ended September 26, 2008, to $11.8 million for the three months ended September 25, 2009. The primary reasons for the increase in net income were higher revenues and increased operating income as well as improved margins primarily due to a larger percentage of more profitable fixed-price contracts.

Comparison of Results of Operations for the Six Months Ended September 25, 2009 and September 26, 2008

Revenues.  Our consolidated revenues increased $62.2 million, or 17.1%, from $363.6 million for the six months ended September 26, 2008, to $425.8 million for the six months ended September 25, 2009. The increase was primarily due to $25.8 million of increased revenues attributable to military intelligence training and operations support for the U.S. Army, $11.6 million of increased revenues attributable to biometric software development, training and support for certain agencies in the Department of Defense, $11.4 million of increased revenues attributable to engineering and technical support services, primarily for the U.S. Air Force and the Defense Information Systems Agency, $8.6 million of increased revenues attributable to information technology and systems support for the U.S. Marine Corps, $7.2 million of increased revenues attributable to procurement, production and engineering services under various SPAWAR programs, and $4.6 million of increased revenues attributable to engineering, technical, and program management services to provide full life cycle engineering services for the Naval Sea Logistics Center, offset by $15.9 million of decreased revenues due to reduced demand for passport services for the Department of State. The balance of increased revenues was primarily a result of information technology life cycle support and logistics management services for the U.S. Army. A significant portion of this growth was due to the impact of the contracts obtained as part of the Oberon acquisition.

Cost of Revenues.  Our cost of revenues increased $47.9 million, or 15.7%, from $305.7 million for the six months ended September 26, 2008, to $353.6 million for the six months ended September 25, 2009. This increase was primarily the result of additional costs attributable to revenues associated with the increased services referred to above. Cost of revenues represented 83.0% of revenues for the six months ended September 25, 2009, as compared to 84.1% of revenues for the six months ended September 26, 2008. This decrease was primarily the result of a greater percentage of more profitable fixed price contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $4.6 million, or 20.1%, from $22.9 million for the six months ended September 26, 2008, to $27.5 million for the six months ended September 25, 2009. This increase was primarily due to higher share-based payment expenses, an increase in business development costs and higher selling, general and administrative expenses attributable to the acquisition of Oberon. Selling, general and administrative expense represented 6.5% of revenues for the six months ended September 25, 2009, as compared to 6.3% of revenues for the six months ended September 26, 2008. This increase was primarily a result of higher selling, general and administrative expense as a percentage of revenues associated with supporting contracts and operations that were obtained as part of the Oberon acquisition.

Depreciation and Amortization.  Our depreciation and amortization expense increased $1.3 million, or 28.3%, from $4.4 million for the six months ended September 26, 2008, to $5.7 million for the six months ended September 25, 2009. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the acquisition of Oberon as well as depreciation expense associated with capital expenditures and leasehold improvements.

Interest Income.  Our interest income decreased $0.1 million from $0.2 million for the six months ended September 26, 2008, to $0.1 million for the six months ended September 25, 2009. The decrease in interest income was primarily due to a decrease in the number of delayed payments received from customers.

Interest Expense.  Our interest expense decreased $0.4 million, or 13.6%, from $2.4 million for the six months ended September 26, 2008, to $2.0 million for the six months ended September 25, 2009. The decrease in interest expense was primarily due to a lower overall borrowing rate, partially offset by borrowings under our Senior Credit Facility relating to the Oberon acquisition.

Provision for Income Taxes.  Our effective tax rate decreased 0.7% from 40.2% for the six months ended September 26, 2008, to 39.5% for the six months ended September 25, 2009. The decrease was primarily attributable to a lower consolidated effective state income tax rate.

Net Income.  Our net income increased $5.4 million, or 31.5%, from $17 million for the six months ended September 26, 2008, to $22.4 million for the six months ended September 25, 2009. The primary reasons for the increase in net income were higher revenues and increased operating income as well as improved margins primarily due to a larger percentage of more profitable fixed-price contracts.

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

	Six Months Ended
	September 25, 2009	September 26, 2008
	(in millions)
Net cash provided by operating activities	$28.6	$33.2
Net cash used in investing activities	$(2.6)	$(172.9)
Net cash (used in) provided by financing activities	$(19.5)	$152.9

Net cash provided by operating activities of $28.6 million for the six months ended September 25, 2009 primarily reflected the increased earnings as a result of the improved profitability of our contracts and decrease in accounts receivable due to the timing of collections, partially offset by an increase in prepaid income taxes. Net cash provided by operating activities of $33.2 million for the six months ended September 26, 2008 primarily reflected our net income plus depreciation and amortization expenses, $2.8 million of share-based payment expenses for that period, $2.2 million of income tax benefits from stock compensation and a significant decrease in accounts receivable due to the receipt of delayed payments from several key customers.

Net cash used in investing activities of $2.6 million for the six months ended September 25, 2009 consisted primarily of purchases of office equipment and leasehold improvements to support our continued growth in operations.  Net cash used in investing activities of $172.9 million for the six months ended September 26, 2008 consisted primarily of $167.8 million for the purchase of Oberon and the purchase of property, equipment and leasehold improvements associated with new facilities.

Net cash used in financing activities of $19.5 million for the six months ended September 25, 2009 consisted primarily of $21.3 million in payments on our revolving portion of our Senior Credit Facility, partially offset by $1.6 million in proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended September 26, 2008 consisted primarily of borrowings under our revolving portion of our Senior Credit Facility to support the acquisition of Oberon.

As of September 25, 2009, we had $8.3 million in available cash.

Credit Facility and Borrowing Capacity

We are party to a credit agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

At September 25, 2009, the lenders’ aggregate commitment under the Senior Credit Facility was $276.9 million, which consisted of a $241.6 million revolving line of credit (“Revolver”) and a $35.3 million term loan (“Term Loan”), and we had outstanding indebtedness of $35.3 million on the Term Loan and $113.7 million on the Revolver, with a weighted-average interest rate of approximately 1.70% and 3.75% for the six months ended September 25, 2009 and September 26, 2008, respectively.  At September 25, 2009, our borrowing availability under the Senior Credit Facility was $127.9 million, including outstanding letters of credit.  Under the terms of the Amended Credit Agreement, we may request an increase in the size of the Revolver by an aggregate amount not greater than $33.4 million. If any lender elects not to increase its commitment, we may designate another bank or other financial institution to become a party to the Amended Credit Agreement.

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

At September 25, 2009, we were in compliance with all covenants under our Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

Our capital expenditures were $2.6 million and $5.1 million for the six months ended September 25, 2009 and September 26, 2008, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of September 25, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issue Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

Accounting Standards Updates—In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities.”  Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. We do not currently believe that the adoption of this update will have any effect on our consolidated financial position and results of operations.

In September 2009, an update was made to “Fair Value Measurements and Disclosures — Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  This update permits entities to measure the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in “Financial Services-Investment Companies” as of the reporting entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the “Fair Value Measurements and Disclosures” guidance). The update also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update will be effective for interim and annual periods ending after December 15, 2009. We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations.

In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.”  This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of September 25, 2009, all of the outstanding debt under our Senior Credit Facility, with the exception of the portion covered by an interest rate swap, was subject to interest rate risk. In October 2006, we entered into an interest rate swap agreement covering fifty percent of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we remain exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our Senior Credit Facility that is not covered by this swap agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our interest expense for the six months ended September 25, 2009 on that portion of our outstanding debt not covered by the interest rate swap by $0.7 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 25, 2009, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.  In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 25, 2009 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were effective at a reasonable assurance level as of September 25, 2009. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

S.C. Diamond Litigation — Virginia Beach Circuit Court

On April 2, 2009, SC Diamond Associates, L.P. filed a lawsuit in Virginia Beach Circuit Court against us and Allied Technology Group, Inc., or Allied.  S.C. Diamond is the owner of a warehouse property in Virginia Beach, Virginia in which we subleased a portion of the facility. In March 2008, the warehouse caught fire, allegedly as a result of an exploded high-intensity metal halide bulb, which is alleged to have been manufactured by Philips Electronics N.A. Corporation, d/b/a Philips Lighting Company, or Philips.  S.C. Diamond has sued Allied, as its tenant, and us, as sub-lessee, alleging breach of contract and negligence against Allied, and negligence against us.  S.C. Diamond seeks to recover approximately $12 million in damages from Allied and us.  Travelers Indemnity Company, which insured S.C. Diamond, intervened in the lawsuit on September 15, 2009, making subrogation claims against us and Philips, seeking to recover approximately $8 million in insurance proceeds previously paid to S.C. Diamond.

We dispute all the allegations against us, and have joined Allied and Travelers in a third-party action against Philips, alleging that Philips is liable for the warehouse fire.  We are being defended in this action by our general liability insurer, which has issued a reservation of rights. In management’s opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Other Litigation

Other than as set forth above, neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding currently threatened against us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company’s Stockholders was held on August 7, 2009. The stockholders voted and approved the following matters:

The election of eight directors to hold office until the 2010 Annual Meeting of Stockholders:

Nominee	Shares Voted For	Votes Withheld
Mr. Philip O. Nolan	22,643,762	523,565
Mr. George H. Wilson	22,539,393	627,934
Mr. William E. Karlson	22,081,397	1,085,930
Mr. James C. Hughes	22,919,741	247,586
Lt. General Richard L. Kelly, USMC (Ret.)	22,937,483	229,844
Mr. Charles S. Ream	22,911,372	255,955
Mr. John P. Riceman	22,945,820	221,507
General Jimmy D. Ross, USA (Ret.)	22,919,115	248,212

The approval of the Amended and Restated 2006 Omnibus Incentive Compensation Plan:

	Number of Shares
Voted For	Voted Against	Abstained	Broker Non-Votes
13,798,615	7,975,493	32,706	1,360,513

The ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for our fiscal year ending March 31, 2010:

	Number of Shares
Voted For	Voted Against	Abstained	Broker Non-Votes
22,842,915	309,619	14,793	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
October 29, 2009

/s/ BRIAN J. CLARK
Brian J. Clark
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
October 29, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Stanley, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

3.2	Amended and Restated Bylaws of Stanley, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

10.1	Stanley, Inc. Amended and Restated 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s 8-K, filed on August 7, 2009)†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*      Filed herewith

†      Denotes management contract or compensation plan or arrangement