Form 10-Q
period 2009-12-25
Stanley, Inc.
filed 2010-01-29
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2009

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

As of January 22, 2010, there were 24,078,924 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 25, 2009

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

i

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Revenues	$227,022	$203,597	$652,857	$567,242

Operating costs and expenses:
Cost of revenues	190,320	170,091	543,928	475,775
Selling, general and administrative	13,794	13,220	41,286	36,103
Depreciation and amortization	2,895	2,803	8,576	7,231
Total operating costs and expenses	207,009	186,114	593,790	519,109
Operating income	20,013	17,483	59,067	48,133

Other income (expense):
Other income	—	17	3	20
Interest income	23	77	82	272
Interest expense	(906)	(2,047)	(2,951)	(4,413)
Total other expenses	(883)	(1,953)	(2,866)	(4,121)
Income before taxes	19,130	15,530	56,201	44,012

Provision for income taxes	(7,294)	(5,852)	(21,948)	(17,289)
Net income	$11,836	$9,678	$34,253	$26,723

Earnings per share:
Basic	0.50	$0.42	$1.46	$1.17
Diluted	$0.49	$0.41	$1.42	$1.12

Weighted-average shares:
Basic	23,488	22,832	23,406	22,785
Diluted	24,086	23,818	24,058	23,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	December 25, 2009	March 31, 2009
Assets

Current assets:
Cash	$2,260	$1,811
Accounts receivable - net	198,500	187,680
Prepaid and other current assets	9,271	6,766
Total current assets	210,031	196,257

Property and equipment - net	18,871	19,552
Goodwill	262,705	262,705
Intangible assets - net	11,121	15,557
Deferred taxes	5,115	4,212
Other assets	4,155	3,269
Total assets	$511,998	$501,552

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,058	$21,528
Accrued expenses and other liabilities	87,668	79,841
Current portion of long-term debt	1,000	1,000
Income taxes payable	—	2,034
Total current liabilities	103,726	104,403

Line of credit	102,500	135,030
Long-term debt — net of current portion	34,000	34,500
Other long-term liabilities	8,928	10,396
Total liabilities	249,154	284,329

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value — 200,000,000 shares authorized; 24,065,955 and 23,813,334 issued, respectively	241	238
Additional paid-in capital	108,086	96,957
Retained earnings	155,687	121,434
Accumulated other comprehensive loss	(838)	(886)
Deferred compensation	(332)	(520)
Total stockholders’ equity	262,844	217,223
Total liabilities and stockholders’ equity	$511,998	$501,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	December 25, 2009	December 26, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,253	$26,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,576	7,231
Loss on disposal of property and equipment	104	151
Deferred taxes	(81)	1,555
Stock contributed to employee stock ownership plan	812	—
Income tax benefit from stock-based compensation	2,062	2,438
Stock compensation expense	5,455	4,555
Changes in assets and liabilities — net of acquisition effects:
Accounts receivable	(10,820)	(667)
Prepaid expenses and other current assets	(3,455)	271
Other assets	(886)	(549)
Accounts payable	(6,470)	(4,852)
Accrued expenses	8,140	5,229
Other liabilities	(1,399)	4,297
Income taxes payable	(2,034)	(7,835)
Net cash provided by operating activities	34,257	38,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Oberon — net of cash acquired	—	(170,795)
Acquisition of property and equipment	(3,357)	(6,036)
Net cash used in investing activities	(3,357)	(176,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under line-of-credit agreements	(32,530)	142,869
Repayment of long term debt	(500)	(500)
Payments under capital lease obligations	(223)	(203)
Purchase of treasury stock	(84)	(196)
Proceeds from exercise of stock options	1,802	996
Excess tax benefit from share-based compensation	454	446
Proceeds from the sale of stock	630	143
Net cash (used in) provided by financing activities	(30,451)	143,555

NET INCREASE IN CASH	449	5,271
CASH — Beginning of period	1,811	271
CASH — End of period	$2,260	$5,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$26,100	$19,364
Interest	$2,385	$3,880

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease incentive	$—	$942

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
Net income	$11,836	$9,678	$34,253	$26,723

Other comprehensive income:
Unrealized gain (loss) on interest rate swap	49	(518)	169	(166)
Translation adjustments	19	(5)	(121)	95
Total other comprehensive income	68	(523)	48	(71)
Comprehensive income	$11,904	$9,155	$34,301	$26,652

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of December 25, 2009, and its results of operations and its cash flows for the nine months ended December 25, 2009 and December 26, 2008, respectively. Certain information and note disclosures normally included in the annual financial statements have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Reporting Periods—The Company’s fiscal year begins on April 1 and ends on March 31. The Company’s first three fiscal quarters end on the 13th Friday after the first day of the quarter and the fourth quarter ends on March 31. Fiscal quarters will typically be 13 weeks. The third quarter of fiscal year 2010 ended on December 25, 2009. The Company does not believe that there is a material impact to the comparability of the periods presented.

Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of Stanley’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition—The Company recognizes revenue under its contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability is considered probable and can be reasonably estimated. Revenue is earned under cost-plus-fee, fixed-price and time-and-materials contracts. The Company uses a standard management process to determine whether all required criteria for revenue recognition have been met, which includes regular reviews of the Company’s contract performance. This review covers, among other matters, progress against a schedule, outstanding action items, effort and staffing, quality, risks and issues, subcontract management, costs incurred, commitments, and customer satisfaction. During this review, the Company determines whether the overall progress on a contract is consistent with the effort expended.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For cost-plus-fee contracts that involve a level of effort, fixed fees are earned in proportion to the percentage of required effort delivered. For cost-plus-fee contracts which do not involve a level of effort requirement, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method.

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

The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company uses a formal internal review and management approval process prior to commencement of work. Revenue associated with such work is recognized without profit and only when it can be reliably estimated and realization is probable. The Company bases its estimates on notices to proceed from its customers, previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. Pre-contract costs related to unsuccessful contract bids are expensed in the period in which we are notified that the contract will not be issued.

Disputes occasionally arise in the normal course of the Company’s business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectability. Such matters, whether claims or unapproved change orders in the process of being negotiated, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against us are recognized where a loss is considered probable and can be reasonably estimated in amount.

The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of the Company’s revenues. For the three months ended December 25, 2009 and December 26, 2008, the Company derived approximately 79% and 76% of its revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 21% and 24% of its revenues, respectively, from federal civilian government agencies. The Company’s contract with the Department of the Navy for production engineering and integration services under various Space and Naval Warfare Systems Command (SPAWAR) programs, which is its largest revenue-generating contract, accounted for approximately 12% and 10% of its revenues for the three months ended December 25, 2009 and December 26, 2008, respectively.

For the nine months ended December 25, 2009 and December 26, 2008, the Company derived approximately 77% and 70% of its revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 23% and 30% of its revenues, respectively, from federal civilian government agencies. The Company’s contract with the Department of the Navy for production engineering and integration services under various Space and Naval Warfare Systems Command (SPAWAR) programs, which is the largest revenue-generating contract, accounted for approximately 11% and 10% of its revenues for the nine months ended December 25, 2009 and December 26, 2008, respectively.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $1.4 million and $1.1 million for the three months ended December 25, 2009 and December 26, 2008, respectively and $4.0 million and 3.0 million for the nine months ended December 25, 2009 and December 26, 2008, respectively.

Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. The Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. The Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected the last day of its third fiscal quarter as its testing date. Based on the testing performed as of December 25, 2009, the Company determined that no impairments existed. Intangible assets are amortized over their estimated useful lives. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over three years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Impairment of Long-Lived Assets—When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Management believes that no impairments existed as of December 25, 2009.

Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are included in the computation of basic earnings per share only after the shares vest. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share consider the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. The diluted weighted-average common shares outstanding for the three and nine months ended December 25, 2009, exclude stock options to purchase approximately 0.1 million and 0.1 million shares, respectively, because such options have exercise prices in excess of the average market price of the Company’s stock for that period. The weighted-average number of common shares outstanding is computed as follows:

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
	(in thousands)
Basic weighted-average common shares outstanding	23,488	22,832	23,406	22,785
Effect of stock options and unvested restricted stock grants	598	986	652	1,013
Diluted weighted-average common shares outstanding	24,086	23,818	24,058	23,798

Derivative Instruments and Hedging Activities—Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. For qualifying cash flow hedges, the effective portion of derivative gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings. The fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying unaudited condensed consolidated balance sheets. The fair value of the swap at December 25, 2009 of $1.4 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated balance sheet. None of the $1.4 million unrealized loss was recognized in earnings during the nine months ended December 25, 2009 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive loss will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the Senior Credit Facility (defined in Note 6). Amounts paid or received on the swap are recorded as interest expense in the period incurred.

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

Subsequent Events— The Company has evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred through January 28, 2010 that require adjustment to or disclosure in this Form 10-Q.

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

As of December 25, 2009, the financial liability measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuations whose inputs are observable. The following table summarizes the financial liability measured at fair value on a recurring basis as of December 25, 2009 and the level it falls within the fair value hierarchy:

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	December 25, 2009
Liabilities:
Interest rate swap	$—	$1,405	$—	$1,405

Accounting Standards Updates—In October 2009, the FASB issued an update to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.”  This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial position or results of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	December 25, 2009	March 31, 2009
Billed receivables	$139,159	$122,322
Unbilled receivables:
Amounts billable	52,218	57,912
Revenues recorded in excess of contract funding	8,031	8,132
Retainage and contract fee withholding	373	451
Allowance for doubtful accounts	(1,281)	(1,137)
Total	$198,500	$187,680

Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled accounts receivable at December 25, 2009 are expected to be billed and collected within one year except for approximately $0.4 million.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	December 25, 2009	March 31, 2009
Computers and peripherals	$6,578	$5,684
Software	4,668	4,265
Furniture and equipment	6,358	5,669
Leasehold improvements	15,431	14,323
	33,035	29,941

Less: Accumulated depreciation and amortization	(14,164)	(10,389)
Property and equipment — net	$18,871	$19,552
Property and equipment included above that are under capital lease obligations include:
Software	$947	$947
Furniture and equipment	143	161
Less: Accumulated depreciation and amortization	(940)	(766)
Total	$150	$342

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of	As of
	December 25, 2009	March 31, 2009
Accrued payroll-related costs	$31,629	$28,089
Accrued contract costs	37,416	34,848
Accrued indirect costs	7,429	7,405
Other payables	11,194	9,499
Total accrued expenses	$87,668	$79,841

6.  DEBT

The Company is party to credit agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

At December 25, 2009, the lenders’ aggregate commitment under the Senior Credit Facility was $276.6 million, which consisted of a $241.6 million revolving line of credit (“Revolver”) and a $35.0 million term loan (“Term Loan”), and the Company had outstanding indebtedness of $35.0 million on the Term Loan and $102.5 million on the Revolver, with a weighted-average interest rate of approximately 1.59% and 3.81% for the nine months ended December 25, 2009 and December 26, 2008, respectively.  At December 25, 2009, the Company’s borrowing availability under the Senior Credit Facility was $139.0 million, including outstanding letters of credit.

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

At December 25, 2009, the Company was in compliance with all covenants under its Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of Stanley’s existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

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

Stanley repurchased 3,254 shares of stock from its employees for $0.1 million during the nine months ended December 25, 2009. The repurchases were made to satisfy certain employees’ tax obligations upon the vesting of restricted stock. The shares were recorded at market price using the cost method of accounting. Employees purchased 23,292 shares of common stock for $0.6 million during the nine months ended December 25, 2009, as permitted under the Company’s Employee Stock Purchase Plan.

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

Effective April 1, 2006, the Company adopted the provisions of “Compensation — Stock Compensation” using the prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended December 25, 2009 includes compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant-date fair value. The Company is required to account for any portion of awards outstanding at the date of adoption of “Compensation — Stock Compensation” using the accounting principles originally applied to those awards.

The Company has presented all tax benefits resulting from stock-based compensation awarded prior to the adoption of “Compensation — Stock Compensation” as operating cash flows in the accompanying unaudited condensed consolidated statements of cash flows. The tax benefits associated with share-based compensation in effect prior to the adoption of “Compensation — Stock Compensation” were $2.1 million and $2.4 million for the nine months ended December 25, 2009 and December 26, 2008, respectively. For share-based payment transactions awarded subsequent to the adoption of “Compensation — Stock Compensation” the tax benefits in excess of the compensation cost recognized are classified as financing cash flows. The excess tax benefits associated with share-based payment transactions accounted for after the adoption of “Compensation — Stock Compensation” were $0.5 million and $0.4 million for the nine months ended December 25, 2009 and December 26, 2008, respectively, and are disclosed within financing activities in the accompanying Condensed Consolidated Statements of Cash Flows.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility for the nine months ended December 25, 2009 was based on historical volatility of the Company’s stock price. Expected volatility for the nine months ended December 26, 2008 was based on a weighted-average of the historical volatilities of similar public entities. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of “plain vanilla” for purposes of applying the simplified method. This method was used as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time the shares have been publicly traded. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not issued dividends in the past nor does it currently intend to issue dividends in the near future.

A summary of the weighted average assumptions is presented below.

	Nine Months Ended
	December 25, 2009	December 26, 2008
Expected volatility	38.8%	32.3%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.5	3.5
Risk-free rate	1.6%	2.6%

During the nine months ended December 25, 2009, the Company granted 457,976 stock option awards at a weighted-average exercise price of $25.23, which reflects the fair value of the shares on the date of grant. These options vest ratably over three years and have a contractual term of five years. The weighted-average fair value of stock option awards granted during the nine months ended December 25, 2009 and December 26, 2008, as determined by the Black-Scholes-Merton closed-form option-pricing model, was $7.66 and $7.22, respectively. The stock option awards that vested during the nine months ended December 25, 2009 and December 26, 2008 had a combined fair value of $2.2 million and $1.3 million, respectively.

A summary of option activity for the year ended March 31, 2009, and the nine months ended December 25, 2009 is presented below.

Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2008	1,609,475	$9.15
Granted	445,210	$26.43
Exercised	(338,834)	$5.17	$7,762
Forfeited	(111,452)	$14.90
Outstanding at April 1, 2009	1,604,399	$14.38
Granted	457,976	$25.23
Exercised	(198,676)	$9.07	$3,978
Forfeited	(58,556)	$16.72
Outstanding at December 25, 2009	1,805,143	$17.64	$17,848

A summary of nonvested stock option activity for the nine months ended December 25, 2009 is presented below.

Nonvested Options	Number of Underlying Shares	Weighted-Average Fair Value
Outstanding at April 1, 2009	1,051,141	$5.46
Granted	457,976	$7.66
Vested	(400,975)	$5.40
Forfeited	(58,326)	$5.36
Outstanding at December 25, 2009	1,049,816	$6.45

A summary of vested stock options at December 25, 2009, and stock options expected to vest in future periods is presented below.

Options	Number of Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Exercisable	755,327	$12.64	3.7	$11,248
Expected to vest	968,536	$21.23	4.0	$6,104
Exercisable and expected to vest	1,723,863

During the nine months ended December 25, 2009, the Company granted 61,121 restricted stock awards at a weighted-average fair value of $26.01 per share that vest ratably over a period of three years. The weighted-average fair value of restricted stock awards granted during the nine months ended December 25, 2009 and December 26, 2008 was $26.01 and $25.38, respectively. The restricted stock awards that vested during the nine months ended December 25, 2009 and December 26, 2008 had a combined fair value of $1.3 million and $1.0 million, respectively.

A summary of restricted stock activity for the nine months ended December 25, 2009 is presented below.

Restricted Stock	Number of Shares	Weighted-Average Fair Value
Outstanding at April 1, 2009	676,437	$24.25
Granted	61,121	$26.01
Vested	(63,169)	$21.09
Forfeited	(57,214)	$24.53
Outstanding at December 25, 2009	617,175	$24.72

During the nine months ended December 25, 2009 and December 26, 2008, the Company recognized $5.5 million and $4.6 million of share-based compensation costs, respectively. As of December 25, 2009, there was $14.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 2 years.

Prior to the adoption of “Compensation — Stock Compensation”, the fair market value of each issuance and grant was determined by the Company on a contemporaneous basis. The Company recorded stock-based deferred compensation in aggregate of approximately $1.4 million in connection with compensatory grants of stock options and shares of restricted stock awarded during fiscal 2006 and 2007. Approximately $0.2 million of compensation expense was recognized during the nine months ended

December 25, 2009. The remaining deferred compensation of $0.3 million will be amortized over the final 16 months of the vesting period of the awards.

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

Litigation—

S.C. Diamond Litigation, Virginia Beach Circuit Court — On April 2, 2009, SC Diamond Associates, L.P. (“S.C. Diamond”) filed a lawsuit in Virginia Beach Circuit Court against the Company and Allied Technology Group, Inc. (“Allied”). S.C. Diamond is the owner of a warehouse property in Virginia Beach, Virginia in which the Company subleased a portion of the facility. In March 2008, the warehouse caught fire, allegedly as a result of an exploded high-intensity metal halide bulb, which is alleged to have been manufactured by Philips Electronics N.A. Corporation, d/b/a Philips Lighting Company (“Philips”). S.C. Diamond has sued Allied, as its tenant, and the Company, as sub-lessee, alleging breach of contract and negligence against Allied, and negligence, negligence per se and nuisance against the Company. S.C. Diamond seeks to recover approximately $12 million in damages from Allied and the Company. Travelers Indemnity Company, which insured S.C. Diamond, intervened in the lawsuit on September 15, 2009, making subrogation claims against Stanley and Philips, seeking to recover approximately $8 million in insurance proceeds previously paid to S.C. Diamond.

The Company disputes all the allegations against it, and have joined Allied and Travelers in a third-party action against Philips, alleging that Philips is liable for the warehouse fire. The Company is being defended in this action by its general liability insurer, which has issued a reservation of rights. Trial is scheduled to commence on July 6, 2010. In management’s opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of December 25, 2009, we had active contractual engagements across more than 50 federal government agencies. Our customers include all major agencies of he Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

Key Metrics Evaluated By Management

We manage and assess the performance of our business by evaluating a variety of financial and non-financial metrics derived from and in addition to our United States generally accepted accounting principles, or GAAP, results. The most significant of these metrics are discussed below.

Revenue Growth

We closely monitor revenue growth in order to assess the performance of our business. In monitoring this growth, we focus on both internal revenue growth and revenue growth through acquisitions. Our internal revenue growth is driven primarily by two factors. First, internal revenue growth is driven by adding new customers. For example, over the past several years we have added the Department of Homeland Security’s Citizenship and Immigration Services, the Defense Information Systems Agency, the National Guard Bureau, the Office of Personnel Management, the Marine Corps Systems Command and agencies in the intelligence community as new customers. Second, internal revenue growth is driven by increasing revenues with existing customers by adding new contracts or expanding existing contracts. For example, since the initial award of our contract with the Department of State for the provision of passport processing and support services, the scope of services provided by us, and the revenues generated by those services, have grown significantly.

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

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a reflection of our competitive success in our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of
	December 25, 2009	December 26, 2008
	(in millions)
Backlog:
Funded	$389.8	$359.1
Unfunded	1,727.1	1,775.5
Total Backlog	$2,116.9	$2,134.6

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

The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25 , 2009	December 26,2008
Cost-plus-fee	33%	30%	30%	31%
Time-and-materials	47%	51%	49%	51%
Fixed-price	20%	19%	21%	18%

Our contract mix as a percentage of total revenues may fluctuate from period to period depending on the amount of work we are performing under our contracts. This means that our margins may also fluctuate from period to period. For example, in any given period our margins may increase due to a larger percentage of more profitable fixed-price contracts or decrease due to a larger percentage of less profitable cost-plus-fee or time-and-materials contracts.

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended December 25, 2009, we reported DSO of 76 days, a decrease from 79 days for the three months ended September 25, 2009. The decrease in DSO was primarily the result of the timing of receipts from customers during the quarter.

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

Revenue Recognition

We recognize revenue under our contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collectability is considered probable and can be reasonably estimated. Revenue is earned under cost-plus-fee, fixed-price and time-and-materials contracts. We use a standard management process to determine whether all required criteria for revenue recognition have been met, which includes regular reviews of our contract performance. This review covers, among other matters, progress against a schedule, outstanding action items, effort and staffing, quality, risks and issues, subcontract management, costs incurred, commitments and customer satisfaction. During this review, we determine whether the overall progress on a contract is consistent with the effort expended.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For cost-plus-fee contracts that involve a level of effort, fixed fees are earned in proportion to the percentage of required effort delivered. For cost-plus-fee contracts which do not involve a level of effort requirement, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method.

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

Disputes occasionally arise in the normal course of our business due to events such as delays, changes in contract specifications, and questions of cost allowability or collectability. Such matters, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when the realization is probable and can be reliably estimated. Claims against us are recognized where a loss is considered probable and can be reasonably estimated in amount.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. We do not amortize goodwill. We test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. We are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the asset’s fair value is below its carrying value. We have elected the last day of our third fiscal quarter as our testing date. Based on the testing performed as of December 25, 2009, we determined that no impairments existed. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over three years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Results of Operations

Our historical financial statements reflect the operating results of Oberon from July 15, 2008, the date of acquisition. The following unaudited tables set forth the results of operations expressed in thousands of dollars and as a percentage of revenues, for the periods below:

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
Consolidated Statements of Income Data	2009	2008	2009	2008
Revenues	$227,022	$203,597	$652,857	$567,242
Operating costs and expenses:
Cost of revenues	190,320	170,091	543,928	475,775
Selling, general and administrative	13,794	13,220	41,286	36,103
Depreciation and amortization	2,895	2,803	8,576	7,231
Total operating costs and expenses	207,009	186,114	593,790	519,109
Operating income	20,013	17,483	59,067	48,133
Other income (expense):
Other income	—	17	3	20
Interest income	23	77	82	272
Interest expense	(906)	(2,047)	(2,951)	(4,413)
Total other expenses	(883)	(1,953)	(2,866)	(4,121)
Income before taxes	19,130	15,530	56,201	44,012
Provision for income taxes	(7,294)	(5,852)	(21,948)	(17,289)
Net income	$11,836	$9,678	$34,253	$26,723

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
As a Percentage of Revenues	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	83.8	83.5	83.3	83.9
Selling, general and administrative	6.1	6.5	6.3	6.4
Depreciation and amortization	1.3	1.4	1.3	1.3
Total operating costs and expenses	91.2	91.4	91.0	91.5
Operating income	8.8	8.6	9.0	8.5
Other income (expense):
Other income	—	—	—	—
Interest income	—	—	—	—
Interest expense—net	(0.4)	(1.0)	(0.4)	(0.8)
Total other expenses	(0.4)	(1.0)	(0.4)	(0.8)
Income before taxes	8.4	7.6	8.6	7.8
Provision for income taxes	(3.2)	(2.9)	(3.4)	(3.0)
Net income	5.2%	4.8%	5.2%	4.7%

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

Comparison of Results of Operations for the Three Months Ended December 25, 2009 and December 26, 2008

Revenues.  Our consolidated revenues increased $23.4 million, or 11.5%, from $203.6 million for the three months ended December 26, 2008, to $227.0 million for the three months ended December 25, 2009. The increase was primarily due to $7.0 million of increased revenues attributable to military intelligence training and operations support for the U.S. Army, $6.9 million of increased revenues attributable to procurement, production and engineering services under various SPAWAR contracts, $3.1 million of increased revenues attributable to biometric software development, training and support for certain agencies in the Department of Defense, $1.8 million of increased revenues attributable to information technology and systems support for the U.S. Marine Corps, and $1.8 million of increased revenues attributable to engineering, technical, and program management services to provide full life cycle engineering services for the Naval Sea Logistics Center, offset by $1.6 million of decreased revenues due to reduced demand for passport services for the Department of State. The balance of increased revenues was primarily a result of engineering and technical support services for the U.S. Air Force and the Defense Information Systems Agency and information technology life cycle support and logistics management services for the U.S. Army.

Cost of Revenues.  Our cost of revenues increased $20.2 million, or 11.9%, from $170.1 million for the three months ended December 26, 2008, to $190.3 million for the three months ended December 25, 2009. This increase was primarily the result of additional costs attributable to revenues associated with the increased services referred to above. Cost of revenues represented 83.8% of revenues for the three months ended December 25, 2009, as compared to 83.5% of revenues for the three months ended December 26, 2008. This increase was primarily the result of increased material and subcontractor costs associated with cost-plus-fee contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $0.6 million, or 4.3%, from $13.2 million for the three months ended December 26, 2008, to $13.8 million for the three months ended December 25, 2009. This increase was primarily due to an increase in share-based payment expenses and higher selling, general and administrative expenses to support our growth. Selling, general and administrative expense represented 6.1% of revenues for the three months ended December 25, 2009, as compared to 6.5% of revenues for the three months ended December 26, 2008. This decrease was primarily a result of efficiencies realized in our corporate infrastructure on a larger revenue base.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.1 million, or 3.3%, from $2.8 million for the three months ended December 26, 2008, to $2.9 million for the three months ended December 25, 2009. The increase in depreciation and amortization was primarily due to depreciation expense associated with additional property and equipment to support our growth.

Interest Expense.  Our interest expense decreased $1.1 million, or 55.7%, from $2.0 million for the three months ended December 26, 2008, to $0.9 million for the three months ended December 25, 2009. The decrease in interest expense was primarily due to a lower overall borrowing rate, coupled with a lower overall outstanding debt balance.

Provision for Income Taxes.  Our effective tax rate increased by 0.4% from 37.7% for the three months ended December 26, 2008, to 38.1% for the three months ended December 25, 2009. The increase was primarily attributable to state tax expense.

Net Income.  Our net income increased $2.1 million, or 22.3%, from $9.7 million for the three months ended December 26, 2008, to $11.8 million for the three months ended December 25, 2009. The primary reasons for the increase in net income were higher revenues, increased operating margin and lower interest expense.

Comparison of Results of Operations for the Nine Months Ended December 25, 2009 and December 26, 2008

Revenues.  Our consolidated revenues increased $85.7 million, or 15.1%, from $567.2 million for the nine months ended December 26, 2008, to $652.9 million for the nine months ended December 25, 2009. The increase was primarily due to $33.3 million of increased revenues attributable to military intelligence training and operations support for the U.S. Army, $14.1 million of increased revenues attributable to biometric software development, training and support for certain agencies in the Department of Defense, $14.0 million of increased revenues attributable to procurement, production and engineering services under various SPAWAR programs, $14.8 million of increased revenues attributable to engineering and technical support services, primarily for the U.S. Air Force and the Defense Information Systems Agency, $10.3 million of increased revenues attributable to information technology and systems support for the U.S. Marine Corps, and $6.1 million of increased revenues attributable to engineering, technical, and program management services to provide full life cycle engineering services for the Naval Sea Logistics Center, offset by $17.5 million of decreased revenues due to reduced demand for passport services for the Department of State. The balance of increased revenues was primarily a result of information technology life cycle support and logistics management services for the U.S. Army. A significant portion of this growth was due to the impact of the contracts obtained as part of the Oberon acquisition.

Cost of Revenues.  Our cost of revenues increased $68.1 million, or 14.3%, from $475.8 million for the nine months ended December 26, 2008, to $543.9 million for the nine months ended December 25, 2009. This increase was primarily the result of additional costs attributable to revenues associated with the increased services referred to above. Cost of revenues represented 83.3% of revenues for the nine months ended December 25, 2009, as compared to 83.9% of revenues for the nine months ended December 26, 2008. This decrease was primarily the result of a greater percentage of more profitable fixed price contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $5.2 million, or 14.4%, from $36.1 million for the nine months ended December 26, 2008, to $41.3 million for the nine months ended December 25, 2009. This increase was primarily due to higher share-based payment expenses, an increase in business development costs and higher selling, general and administrative expenses to support our growth. Selling, general and administrative expense represented 6.3% of revenues for the nine months ended December 25, 2009, as compared to 6.4% of revenues for the nine months ended December 26, 2008. This decrease was primarily a result of efficiencies realized in our corporate infrastructure on a larger revenue base.

Depreciation and Amortization.  Our depreciation and amortization expense increased $1.4 million, or 18.6%, from $7.2 million for the nine months ended December 26, 2008, to $8.6 million for the nine months ended December 25, 2009. The increase in depreciation and amortization was primarily due to depreciation expense associated with capital expenditures and leasehold improvements as well as the amortization of intangible assets associated with the acquisition of Oberon.

Interest Income.  Our interest income decreased $0.2 million from $0.3 million for the nine months ended December 26, 2008, to $0.1 million for the nine months ended December 25, 2009. The decrease in interest income was primarily due to a decrease in the number of delayed payments received from customers.

Interest Expense.  Our interest expense decreased $1.4 million, or 33.1%, from $4.4 million for the nine months ended December 26, 2008, to $3.0 million for the nine months ended December 25, 2009. The decrease in interest expense was primarily due to a lower overall borrowing rate, partially offset by borrowings under our Senior Credit Facility relating to the acquisition of Oberon.

Provision for Income Taxes.  Our effective tax rate decreased by 0.2% from 39.3% for the nine months ended December 26, 2008, to 39.1% for the nine months ended December 25, 2009. The decrease was primarily attributable to a lower consolidated effective state income tax rate.

Net Income.  Our net income increased $7.6 million, or 28.2%, from $26.7 million for the nine months ended December 26, 2008, to $34.3 million for the nine months ended December 25, 2009. The primary reasons for the increase in net income were higher revenues, increased operating income and lower interest expense, as well as improved margins primarily due to a larger percentage of more profitable fixed price contracts.

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

We expect we will require additional borrowings, including borrowings under our Senior Credit Facility, to satisfy our long-term liquidity requirements. Other potential sources of liquidity include the sale of common or preferred stock or the issuance of debt securities.

Cash Flows

Accounts receivable represents our largest working capital requirement. We bill most of our customers monthly after services are rendered. Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our customers in a timely manner, and our ability to manage our vendor payments.

	Nine Months Ended
	December 25, 2009	December 26, 2008
	(in millions)
Net cash provided by operating activities	$34.3	$38.5
Net cash used in investing activities	$(3.4)	$(176.8)
Net cash (used in) provided by financing activities	$(30.5)	$143.6

Net cash provided by operating activities of $34.3 million for the nine months ended December 25, 2009 primarily reflected the increased earnings as a result of the improved profitability of our contracts, $5.5 million of share-based payment expense and $2.1 million of income tax benefits from stock compensation, offset by an increase in our accounts receivables due to the timing of several significant material procurements. Net cash provided by operating activities of $38.5 million for the nine months ended December 26, 2008 primarily reflected our net income plus depreciation and amortization expenses, $4.6 million of share-based payment expenses for that period, $2.4 million of income tax benefits from stock compensation and a significant decrease in billed receivable due to the receipt of delayed payments from several key customers.

Net cash used in investing activities of $3.4 million for the nine months ended December 25, 2009 consisted primarily of purchases of office equipment and leasehold improvements to support our operations.  Net cash used in investing activities of $176.8 million for the nine months ended December 26, 2008 consisted primarily of $170.8 million for the purchase of Oberon and $6.0 million for office equipment and leasehold improvements for new facility leases.

Net cash used in financing activities of $30.5 million for the nine months ended December 25, 2009 consisted primarily of $32.5 million in payments on our revolving portion of our Senior Credit Facility, partially offset by $1.8 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $143.6 million for the nine months ended December 26, 2008 consisted primarily of $142.9 million in borrowings under the revolving portion of our Senior Credit Facility to support the acquisition of Oberon and $1.0 million in proceeds from the exercise of stock options.

As of December 25, 2009, we had $2.3 million in available cash.

Credit Facility and Borrowing Capacity

We are party to a credit agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

At December 25, 2009, the lenders’ aggregate commitment under the Senior Credit Facility was $276.6 million, which consisted of a $241.6 million revolving line of credit (“Revolver”) and a $35.0 million term loan (“Term Loan”), and we had outstanding indebtedness of $35.0 million on the Term Loan and $102.5 million on the Revolver, with a weighted-average interest rate of approximately 1.59% and 3.81% for the nine months ended December 25, 2009 and December 26, 2008, respectively.  At December 25, 2009, our borrowing availability under the Senior Credit Facility was $139.0 million, including outstanding letters of credit.  Under the terms of the Amended Credit Agreement, we may request an increase in the size of the Revolver by an aggregate amount not greater than $33.4 million. If any lender elects not to increase its commitment, we may designate another bank or other financial institution to become a party to the Amended Credit Agreement.

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

At December 25, 2009, we were in compliance with all covenants under our Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

Our capital expenditures were $3.4 million and $6.0 million for the nine months ended December 25, 2009 and December 26, 2008, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of December 25, 2009.

Accounting Standards Updates

In October 2009, the FASB issued an update to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.”  This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. We do not expect that the adoption of this update will have a material impact on our consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of December 25, 2009, all of the outstanding debt under our Senior Credit Facility, with the exception of the portion covered by an interest rate swap, was subject to interest rate risk. In October 2006, we entered into an interest rate swap agreement covering fifty percent of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we remain exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our Senior Credit Facility that is not covered by this swap agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our interest expense for the nine months ended December 25, 2009 on that portion of our outstanding debt not covered by the interest rate swap by $1.0 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 25, 2009, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective, as of December 25, 2009, such that the information that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 25, 2009 that has materially affected, or is reasonably likely to materially affect, those controls.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

S.C. Diamond Litigation — Virginia Beach Circuit Court

On April 2, 2009, SC Diamond Associates, L.P. filed a lawsuit in Virginia Beach Circuit Court against us and Allied Technology Group, Inc., or Allied.  S.C. Diamond is the owner of a warehouse property in Virginia Beach, Virginia in which we subleased a portion of the facility. In March 2008, the warehouse caught fire, allegedly as a result of an exploded high-intensity metal halide bulb, which is alleged to have been manufactured by Philips Electronics N.A. Corporation, d/b/a Philips Lighting Company, or Philips.  S.C. Diamond has sued Allied, as its tenant, and us, as sub-lessee, alleging breach of contract and negligence against Allied, and negligence, negligence per se and nuisance against us.  S.C. Diamond seeks to recover approximately $12 million in damages from Allied and us.  Travelers Indemnity Company, which insured S.C. Diamond, intervened in the lawsuit on September 15, 2009, making subrogation claims against us and Philips, seeking to recover approximately $8 million in insurance proceeds previously paid to S.C. Diamond.

We dispute all the allegations against us, and have joined Allied and Travelers in a third-party action against Philips, alleging that Philips is liable for the warehouse fire.  We are being defended in this action by our general liability insurer, which has issued a reservation of rights.  Trial is scheduled to commence on July 6, 2010.  In management’s opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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
January 28, 2010

/s/ BRIAN J. CLARK
Brian J. Clark
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
January 28, 2010

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