Form 10-K
period 2010-03-31
Stanley, Inc.
filed 2010-05-20
CIK 1360555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 25, 2009 was approximately $489.8 million (based upon the closing price of $26.54 per share on September 25, 2009, as reported on the New York Stock Exchange). Only for the purpose of this computation, all directors, executive officers and 10% beneficial owners (excluding the Registrant's Employee Stock Ownership Plan) of the Registrant have been treated as affiliates.

         As of May 14, 2010, there were 24,332,018 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Information called for by Part III of this Form 10-K is incorporated by reference into either the Registrant's definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders or an amendment to this Form 10-K.

STANLEY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

        The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in the section of this Annual Report on Form 10-K entitled "Risk Factors." These forward-looking statements include, but are not limited to, statements relating to:

  •
  the satisfaction of the conditions to consummate the acquisition of the Company by CGI Group Inc., including, among other things:

  •
  the tender of at least a majority of the outstanding shares of our common stock (on a fully diluted basis) and the receipt of required stockholder approval, if required;

  •
  the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act, approval by the Committee on Foreign Investment in the United States, the receipt of certain other regulatory approvals and other customary closing conditions; and

  •
  the non-occurrence of any event, change or other circumstance that could give rise to the termination of the merger transaction;

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

 PART I

ITEM 1.    BUSINESS

Proposed Acquisition by CGI Group Inc.

        On May 6, 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with CGI Group, Inc., a corporation organized under the laws of the Province of Québec, Canada ("CGI"), CGI Federal, Inc., a Delaware corporation and an indirect wholly owned subsidiary of CGI ("CGI Federal"), and CGI Fairfax Corporation, a Delaware corporation and a direct wholly owned subsidiary of CGI Federal ("Merger Sub"), pursuant to which, among other things, Merger Sub agreed to commence a tender offer for all of the outstanding shares of our common stock, subject to the terms and conditions of the Merger Agreement.

        Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a tender offer (the "Offer") to acquire all of the outstanding shares of our common stock, par value $0.01 per share ("Common Stock"), at a price of $37.50 per share, net to the selling stockholders in cash, without interest (the "Offer Price"). Following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us (the "Merger") and we will become a wholly owned subsidiary of CGI. At the effective time of the Merger, the shares of Common Stock not purchased pursuant to the Offer (other than shares held by us, CGI, CGI Federal, Merger Sub or by our stockholders who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash, without interest, equal to the Offer Price.

        Consummation of the Offer is subject to various conditions, including among others, the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act, approval by the Committee on Foreign Investment in the United States, the receipt of certain other regulatory approvals and other customary closing conditions, each as described in the Merger Agreement. In addition, it is also a condition to the consummation of the Offer that at least a majority of the outstanding shares of Common Stock (determined on a fully diluted basis) shall have been validly tendered and not withdrawn in accordance with the terms of the Offer. Subject to the terms of the Merger Agreement, we have granted Merger Sub an option to purchase that number of newly-issued shares of Common Stock that is equal to one share more than the amount needed to give Merger Sub ownership of 90% of the outstanding shares of Common Stock (determined on a fully-diluted basis (which assumes conversion or exercise of all derivative securities regardless of the conversion or exercise price, the vesting schedule or the other terms and conditions thereof)) (the "Top-Up Option"). The Top-Up Option is exercisable only if Merger Sub acquires at least 80% of the outstanding shares of Common Stock pursuant to the Offer or otherwise. Merger Sub will pay us the Offer Price for each share acquired upon exercise of the Top-Up Option.

        The tender offer described above has not yet commenced and this communication is neither an offer to purchase nor the solicitation of an offer to sell any securities. At the time the tender offer for our shares of Common Stock has commenced, CGI, CGI Federal and Merger Sub will file a joint tender offer statement on Schedule TO and we will file a tender offer solicitation/recommendation statement on Schedule 14D-9 with the SEC. Investors and security holders are urged to read the tender offer materials and the Solicitation/Recommendation Statement as well as any other relevant documents filed with the SEC when they become available, because they will contain important information. Investors and security holders may obtain a free copy of the tender offer materials and the Solicitation/Recommendation Statement and other documents (when available) that we file with the SEC at the SEC's website at www.sec.gov and our website at www.stanleyassociates.com. In addition, the tender offer Solicitation/Recommendation Statement and other documents filed by us with the SEC may be obtained from us free of charge by directing a request to Stanley, Inc., Attn: Investor Relations, 3101 Wilson Boulevard, Suite 700, Arlington, VA 22201.

Company Overview

        We provide information technology services and solutions to U.S. defense, intelligence and federal civilian government agencies. We offer our customers solutions and expertise to support their mission-essential needs at any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational support, business process management and advanced engineering and technology. As a systems integrator, we apply these five service areas to enable our customers to achieve interoperability between different business processes and information technology systems.

        We were founded in 1966 and have established long-standing, successful relationships with our federal government customers. At March 31, 2010, we had active contractual engagements across 59 federal government agencies. Our customers include all major agencies of the Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

        For the fiscal year ended March 31, 2010, or fiscal 2010, we derived approximately 77% of our revenues from agencies within the Department of Defense and approximately 23% of our revenues from federal civilian government agencies. For fiscal 2010, our top 10 revenue-generating contracts accounted for approximately 58% of our revenues. Our contract with the Department of the Navy for production engineering and integration services under various Space and Naval Warfare Systems Command (SPAWAR) programs, which is our largest revenue-generating contract, accounted for approximately 11% of our revenues for fiscal 2010. No other single contract accounted for more than 10% of our revenues for fiscal 2010. We acted as the prime contractor on contractual engagements that provided approximately 69% of our revenues for fiscal 2010.

        From the fiscal year ended March 31, 2000 through fiscal 2010, we increased our revenues at a compound annual growth rate of 30.1%, and we have been profitable in every year during that period. Our revenues for fiscal 2010 were $884.8 million. At March 31, 2010, our total backlog was $2,106 million and our funded backlog was $344 million. For a discussion of how we calculate backlog, see "Backlog."

        Over the three-year period ended March 31, 2010, we have won 92% of competitively awarded contracts on which we were the incumbent. Over the three-year period ended March 31, 2010, we achieved an overall win rate, including the incumbent contracts referred to above, of approximately 55%. For a discussion of how we calculate our win rate, see "Business Development."

        We emphasize three essential attributes—a commitment to strong partnerships, integrity in all dealings and results for our customers—in order to develop long-term relationships with our customers and achieve the highest quality workforce in our industry. Our senior management team includes a core group of executives who have grown our company over the past two decades. Our team has been supplemented with strategic hires and is supported by a high quality staff of approximately 4,800 employees at March 31, 2010. Several members of our senior management team, including our chief executive officer, have served in the U.S. armed forces, and we believe this experience provides us with significant knowledge of these organizations. At March 31, 2010, approximately 67% of our employees held Secret or Top Secret clearances, which are necessary to work on classified contracts. Additionally, our management team and our employees have a personal stake in our continued growth and success as they own a significant portion of our common stock.

Our Services

        As a systems integrator and a provider of information technology services and solutions, our service portfolio is comprised of five areas, each customizable to meet unique customer needs. These areas are systems engineering, enterprise integration, operational support, business process management and advanced engineering and technology. Our end-to-end information technology services provide our customers with solutions throughout the design, build, delivery, and operation and modernization stages of a program. By combining knowledge and successful implementation of best-of-breed processes with intelligent application of emergent technologies, we help our customers meet critical goals and milestones on time and within budget in support of their operational objectives.

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

  •
  information assurance.

  Operational Support

        Our operational support services provide resource, supply chain, maintenance and sustainment planning, management and support to federal government customers, principally to U.S. military operations. Our solution sets include personnel with broad logistics experience, a family of proven logistics business applications and logistics engineers, and support personnel dedicated to our customers' missions. Our operational support offering expands beyond the support of logistics systems and operations and includes the fielding and support of intelligence and biometrics systems for our customers both domestically and internationally. Our operational support service offerings include:

  •
  logistics engineering;

  •
  logistics business systems support;

  •
  system fielding and lifecycle support;

  •
  training program support;

  •
  intelligence systems support;

  •
  intelligence operations;

  •
  biometrics field support;

  •
  supply management and warehouse operations;

  •
  maintenance engineering;

  •
  documentation and e-manual development; and

  •
  large-scale military deployment planning and embarkation support.

  Business Process Management

        Our business process management services offer engineers, analysts and subject matter experts in key business functions, such as requirements analysis, project and program management, operational support, administration and budgeting. Our business process management team members bring with them proven techniques for process and product improvement, which we believe continue to enhance organizational performance after the contractual engagement's goals have been achieved. Our business process management service offerings include:

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

  •
  sensor integration;

  •
  service-oriented architectures;

  •
  microsystems design/development;

  •
  fiber/electro-optics;

  •
  microelectronics; and

  •
  domain and situational awareness.

Qualifications

        We apply industry-recognized quality control and management processes to ensure repeatable, effective and efficient solution delivery for our customers. Our Quality Management System, or QMS, applies standard methodologies, such as ISO 9001-2000, Lean Six Sigma and CMMI, to our customer engagements as required by contract or as appropriate to the type of product or service provided. We also implement our QMS within key operations support functions such as contract management, human resources, purchasing and security. Our Software Engineering and Integration Division has achieved an SEI CMMI Maturity Level 5 assessment jointly with one of our U.S. Army customer organizations. Our other software engineering units have implemented our QMS at SEI CMMI Maturity Level 3 in support of system integration for the Joint Strike Fighter Program Office, the U.S. Marine Corps, the U.S. Army, the Department of State and other federal civilian government customers. At March 31, 2010, we had eight operating locations registered with the ANSI-ASQ National Accreditation Board for ISO 9000. In addition, we had 95 certified Project Management Professionals, or PMP, on staff accredited by the Project Management Institute, or PMI. The PMI Project Management Body of Knowledge forms the basis for all of our project management processes from planning through completion.

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

        In January 2000, we acquired GCI Information Services, Inc., broadening our electronic records management services and adding the Department of Commerce and Department of the Treasury as customers. In September 2002, we acquired CCI, Incorporated, expanding our operational support portfolio and adding a strong presence with the Naval Air Systems Command. In December 2003, we acquired Fuentez Systems Concepts, Inc., providing us with additional systems engineering, production, integration and C4ISR expertise, and adding SPAWAR, the Department of Homeland Security and Department of Defense agencies within the intelligence community as customers.

        In February 2006, we completed the acquisition of Morgan Research Corporation, or Morgan. This acquisition provided us with a presence in Huntsville, Alabama, which, as a result of the Department of Defense's Base Realignment and Closure program, is the new headquarters of the Army Materiel Command and is home to the Army Space and Missile Defense Command and a substantial portion of the Missile Defense Agency. In addition, this acquisition combined the specialized engineering and technology expertise of Morgan with our existing systems integration capabilities, providing us with additional key prime contract vehicles and enabling us to provide complementary information technology and systems engineering services and an expanded suite of solutions to our customers.

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

Customers

        We have successfully established long-standing relationships with many governmental agencies. At March 31, 2010, we had active contractual engagements across 59 federal government agencies. Our customers include all major agencies of the Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services. We believe our long-standing relationships are due in large part to our customer-centric account management process, our technical expertise and proven performance on individual contracts.

        For fiscal 2010, we derived approximately 77% of our revenues from agencies within the Department of Defense, as compared to 72% in the fiscal year ended March 31, 2009, or fiscal 2009, and 66% in the fiscal year ended March 31, 2008, or fiscal 2008. Approximately 23% of our fiscal 2010 revenues were from federal civilian government agencies. In fiscal 2009 and 2008, approximately 28% and 34%, respectively, of our revenues were from federal civilian government agencies. Our largest customer group is the U.S. Army, which accounted for approximately 44% of revenues for fiscal 2010. In fiscal 2009 and 2008, the U.S. Army accounted for approximately 44% and 38%, respectively, of our revenues. Our contracts with the Department of the Navy for production engineering and integration services under various SPAWAR programs, which is our largest revenue-generating contract, accounted for approximately 11% of our revenues for fiscal 2010 as compared to 10% in fiscal 2009 and 12% in fiscal 2008. Our contract with the Department of State for the provision of passport processing and support services accounted for approximately 7% of our revenues for fiscal 2010 as compared to 10% in fiscal 2009 and 16% in fiscal 2008. Contracts for which we acted as the prime contractor represented approximately 69% of our revenues for fiscal 2010, as compared to 69% in fiscal 2009 and 77% in fiscal 2008.

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

        Over the three year period ended March 31, 2010, we achieved an overall win rate of approximately 55%. Overall win rate represents the number of bids won as a percentage of the total number of bids evaluated in that same period. We also measure our win rate with respect to competitively awarded contracts on which we are the incumbent contractor. Over the three year period ended March 31, 2010, we achieved a win rate of 92% on these contracts.

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

Existing Contract Profile

  Contract Types

        At March 31, 2010, we had active contractual engagements employing one of three types of price structures: cost-plus-fee, time-and-materials or fixed-price.

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

        The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Fiscal Year Ended March 31,
	2010	2009	2008
Cost-plus-fee	30%	30%	46%
Time-and-materials	49%	51%	36%
Fixed-price	21%	19%	18%

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

        At March 31, 2010, our total backlog was $2,106 million and funded backlog was $344 million. At March 31, 2009, our total and funded backlog was $2,025 million and $340 million, respectively.

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

        We estimate that revenues derived from work performed by our subcontractors represented approximately 28% of our revenues for fiscal 2010 and approximately 30% of our revenues for fiscal 2009. As discussed further in the section of this report entitled "Risk Factors," if our subcontractors were to fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer and as a result our financial condition, results of operations and cash flows could decline.

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

Employees

        We had approximately 4,800 employees at March 31, 2010, located in 34 states, Washington, D.C. and 11 foreign countries. The depth and breadth of the security clearances held by our employees is instrumental in allowing us to compete for, and work on, classified projects. At March 31, 2010, approximately 67% of our employees held Secret or Top Secret clearances.

        We are party to a collective bargaining agreement with the United Electrical, Radio and Machine Workers of America local 1008, which sets forth the wages, benefits and certain working conditions for our approximately 170 employees performing work on an engagement with the U.S. Citizenship and Immigration Services, or USCIS, Department of Homeland Security at its California Service Center in Laguna Niguel, California.

        We believe that our relations with our employees are good and that we have successfully created a culture that focuses on developing employees throughout their career and promoting them within our organization. From 2007 through 2009, FORTUNE® magazine included us on its list of "100 Best Companies to Work For."

Intellectual Property

        We maintain a portfolio of issued patents and have various pending patent applications outstanding. While we believe our patents and patent applications are valid, we do not consider our business to be materially dependent on the protection of patents.

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

Risks Related to Our Potential Acquisition by the CGI Group, Inc.

        On May 6, 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with CGI Group Inc., a corporation organized under the laws of the Province of Québec, Canada ("CGI"), CGI Federal Inc., a Delaware corporation and an indirect wholly owned subsidiary of CGI ("CGI Federal"), and CGI Fairfax Corporation, a Delaware corporation and a direct wholly owned subsidiary of CGI Federal ("Merger Sub"), pursuant to which, among other things, Merger Sub will commence a tender offer for all of the outstanding shares of our common stock, subject to the terms and conditions of the Merger Agreement. In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

The announcement and pendency of our acquisition by CGI Group Inc. could adversely affect our business, financial results and operations.

        The announcement and pendency of the proposed acquisition could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations. In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed acquisition. We could potentially lose customers or suppliers, or contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the acquisition, which could adversely affect our business and results of operations.

        We are also subject to restrictions contained in the Merger Agreement on the conduct of our business prior to the consummation of the tender offer. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm our business, financial results and operations.

The proposed acquisition by CGI is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on us or could delay or prevent the completion of the acquisition.

        Completion of the acquisition by CGI is conditioned upon, among other things, the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act, approval by the Committee on Foreign Investment in the United States and the receipt of certain other regulatory approvals, each as described in the Merger Agreement. The reviewing authorities may not permit the acquisition at all or may impose restrictions or conditions on the completion of the acquisition. There is no assurance that we will obtain these necessary governmental approvals to complete the acquisition. In addition, any delay in the completion of the acquisition from the failure to obtain such approvals could diminish the anticipated benefits of the acquisition or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the proposed acquisition.

The failure by CGI to complete its acquisition of us could adversely affect our business and the market price of our common stock and could result in substantial termination costs.

        There is no assurance that completion of the acquisition by CGI or any other transaction will occur. Consummation of the tender offer is subject to various conditions, including a minimum condition for the valid tender of outstanding shares, consents or approvals of governmental authorities and certain other conditions, including the absence of laws or judgments prohibiting or restraining the tender offer or the merger. The closing of the merger is subject to certain closing conditions specified in the Merger Agreement, including, if required, approval of the merger by a majority of our stockholders.

        Failure to complete the tender offer and/or merger could adversely affect the share price of our common stock. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. The Merger Agreement is subject to termination if the Merger is not completed on or before November 6, 2010. In addition, the Merger Agreement contains certain other termination rights for both us and CGI and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay CGI a termination fee of $28.0 million. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Risks Related to Our Business

We depend on contracts with federal government agencies for substantially all of our revenues. If our relationships with these agencies were harmed, our revenues and operating results could decline.

        Revenues from federal government contracts, either as a prime contractor or as a subcontractor, accounted for nearly 100% of our revenues for fiscal 2010. We believe that federal government contracts will continue to be the source of substantially all of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense or Department of State in particular, would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agency customers are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenues and operating results could decline.

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

  •
  realignment of funds with changed government priorities under President Obama and the Secretary of Defense, which may reduce the amount of funds available to defense-related and other programs in our core service areas;

  •
  Executive Branch efforts to implement President Obama's goal of "in-sourcing" work currently performed by contractors by directing agencies to determine which positions represent "inherently governmental functions" that should be performed by federal employees and to reserve positions for federal employees that are deemed "critical" to the agency's mission; and

  •
  general economic and political conditions, including any event that reduces federal tax receipts or results in a change in spending priorities of the federal government.

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

        In particular, revenues earned from contracts with the Department of Defense, including from subcontracts having the Department of Defense as the ultimate purchaser, represented approximately 77% of our revenues for fiscal 2010. In the past, the U.S. defense budget has declined from time to time, resulting in a slowing of new program starts, program delays and program cancellations. These reductions may cause defense-related government contractors to experience declining revenues, increased pressure on operating margins and, in some cases, net losses. Current federal government spending levels on defense-related programs are in part related to the U.S. military operations in Afghanistan and Iraq and may not be sustainable, including as a result of changes in government leadership, policies or priorities. Future levels of expenditures and authorizations for defense-related programs may decrease or shift to programs in areas where we do not provide services. Any such decline or shift in defense-related expenditures could harm our revenues and operating results.

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

        We may never realize some of the revenues that are included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog. At March 31, 2010, our total backlog was approximately $2,106 million, of which only approximately $344 million was funded. In addition, there can be no assurance that our backlog will result in actual revenues in any particular period. This is because the actual receipt, timing and amount of revenues under contracts included in backlog are subject to various contingencies, many of which are beyond our control. For example, the actual receipt of revenues from contracts included in backlog may never occur or may be delayed because a program schedule could change or the program could be cancelled, or a contract could be reduced, modified or terminated early, including as a result of a lack of appropriated funds. In addition, the fact that our backlog may translate into revenue does not guarantee that the contracts will be profitable.

Our business may be adversely affected if we cannot collect our receivables.

        We depend on the collection of our receivables to generate cash flow, provide working capital, pay debt and continue our business operations. If the federal government or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The government may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds or lack of an approved budget. Some prime contractors for whom we are a subcontractor have significantly less financial resources than we do, which may increase the risk that we may not be paid in full or payment may be delayed. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

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

        As of March 31, 2010, approximately 4% of our employees were covered by collective bargaining agreements. The outcome of any future negotiations relating to union representation or collective bargaining agreements is uncertain and may not be favorable to us. We may reach agreements in collective bargaining that increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions could divert management attention and may disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address union-initiated work actions, including strikes. Depending on the nature, the type, and the duration of any threatened or actual work action, these actions could disrupt our operations and could adversely affect our operating results.

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

        We provide services to the federal government under contracts with three basic types of price structure: cost-plus-fee, time-and-materials and fixed-price. For fiscal 2010, we derived approximately 30%, 49% and 21% of revenues from cost-plus-fee, time-and-materials and fixed-price contracts, respectively. Each of these types of contracts, to varying degrees, involves the risk that we underestimate our cost of fulfilling the contract, and we occasionally have suffered in the past, and may suffer in the future, reduced profits or financial losses on our contracts, thereby causing our operating results to decline. This risk is greater for fixed-price contracts, where we bear the full impact of cost overruns, and an increase of fixed-price contracts in our contract mix would increase our exposure to this risk.

Our margins and operating results may suffer if we experience unfavorable changes in the proportion of cost-plus-fee, fixed-price or time-and-materials contracts in our total contract mix.

        Although fixed-price and time-and-materials contracts entail a greater risk of a reduced profit or financial loss on a contract compared to cost-plus-fee contracts, fixed-price and time-and-materials contracts typically provide higher profit opportunities because we receive the benefit of cost savings. In contrast, cost-plus-fee contracts are subject to statutory limits on profit margins, and generally are the least profitable of our contract types. Our federal government customers typically determine what type of contract we enter into. Cost-plus-fee, fixed-price and time-and-materials contracts accounted for approximately 30%, 21% and 49%, respectively, of our revenues for fiscal 2010, approximately 30%, 19% and 51%, respectively, of our revenues for fiscal 2009, and approximately 46%, 18% and 36%, respectively, of our revenues for fiscal 2008. To the extent that we enter into more cost-plus-fee or less fixed-price and time-and-materials contracts in proportion to our total contract mix in the future, our margins and operating results may suffer.

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

        Revenues derived from contracts in which we acted as a subcontractor to other companies represented approximately 31% of our revenues for fiscal 2010. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a prime contractor, we often rely on other companies to perform some of the work under a contract. We expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenues in the foreseeable future. Our business, prospects, financial condition and operating results could be harmed if other contractors eliminate or reduce their relationships with us, whether because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business, or if the government terminates or reduces other prime contractors' programs or does not award them new contracts.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

        As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. We estimate that revenues derived from work performed by our subcontractors represented approximately 28% of our revenues for fiscal 2010. If one or more of our subcontractors fail to perform satisfactorily the agreed-upon services on a timely basis, or violate government contracting policies, laws or regulations, our ability to perform our obligations or meet our customers' expectations as a prime contractor may be compromised. In some cases, we have limited involvement in the work performed by the subcontractors but are nevertheless responsible for the work performed. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A default termination could expose us to liability for the agency's costs of reprocurement, damage our reputation and hurt our ability to compete for future contracts and task orders.

Unfavorable government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our customers.

        We must comply with laws and regulations relating to government contracts and are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject. We are subject to audit and investigation by the Defense Contract Audit Agency, or DCAA, the Defense Contract Management Agency and other government agencies with respect to our compliance with federal laws, regulations and standards. These audits may occur several years after the period to which the audit relates. The DCAA, in particular, also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any payments received by us from the federal government for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts, which could result in a material adjustment of the payments received by us under such contracts. In addition, any costs found to be improperly allocated to a specific contract will not be reimbursed. Our incurred cost submissions have been audited by the DCAA through December 31, 2006 for Techrizon and through March 31, 2006 for Stanley. Costs for which Techrizon was reimbursed after December 31, 2006 and costs for which Stanley was reimbursed after March 31, 2006 may be subsequently disallowed upon the completion of future audits. Due to a lack of cost-plus-fee type contracts, the DCAA had not required Oberon to submit an incurred cost submission until its fiscal year ended June 30, 2007. The incurred cost submission has been submitted for Oberon's fiscal year ended March 31, 2009. In addition, non-audit reviews by the federal government may still be conducted on all of our current government contracts.

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

Our failure to adequately protect our confidential information and proprietary rights may harm our competitive position.

        Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be harmed and our actual results could differ materially and adversely from those anticipated.

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

We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring write-downs that would reduce our operating income.

        Goodwill accounts for $262.7 million, or 53% of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts at least annually. The annual impairment test is based on several factors requiring judgment. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income.

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

Our business commitments require our employees, including our executives, to travel to potentially dangerous places, which may result in injury to such individuals, which could harm our business.

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

We face risks associated with our international business.

        Between 4% and 10% of our total revenues in each of the last three fiscal years was generated by our operations outside of the United States. Our domestic entities also periodically enter into contracts with foreign customers. These international business operations may be subject to additional and different risks than our U.S. business. Failure to comply with U.S. Government laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act or U.S. export control regulations, could have an adverse impact on our business with the U.S. Government and could expose us to administrative, civil or criminal penalties. Additionally, these risks relating to international operations may expose us to potentially significant contract losses.

        In some countries, there is increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our products or repatriation of our profits. International transactions can involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes, restrictive trade policies and differing legal systems. Although our international operations have historically generated a small proportion of our revenues, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect our business.

Continuation of the current economic conditions may negatively impact our business, including our ability to access additional liquidity.

        The United States and worldwide capital and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing on reasonable terms, which may negatively affect our ability to make future acquisitions. A prolonged downturn in the financial markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events also may make it more difficult or costly for us to raise capital through the issuance of our equity securities. The disruptions in the financial markets may have a material adverse effect on the market value of our common stock and other adverse effects on our business.

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

        Our executive officers and directors as a group beneficially owned approximately 19% of our outstanding common stock at March 31, 2010. For so long as our executive officers and directors continue to own a significant portion of our outstanding common stock, they will have significant influence over matters submitted to our stockholders for approval and exercise significant control over our business policies and affairs, including the election of directors, amendments to our certificate of incorporation and determinations with respect to mergers and other business combinations, including those that may result in a change in control of our Company. In addition, our Employee Stock Ownership Plan, or ESOP, beneficially owned approximately 12% of our outstanding common stock at March 31, 2010. Substantially all of the participants in the ESOP are our employees. If these participants act together, they may also be able to exert influence over matters submitted to our stockholders for approval, and if they act together with our executive officers and directors, they may be able to determine the outcome of matters submitted for stockholder approval. The interests of our executive officers and directors and the ESOP participants may conflict with the interests of our other stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease our office facilities and we do not own any facilities or real estate that are material to our operations. We lease approximately 62,800 square feet in Arlington, Virginia for our corporate headquarters for a term expiring December 31, 2018. At March 31, 2010, we leased additional facilities at approximately 54 other locations in 18 states and Washington, D.C. We also had employees working at customer sites both in the United States and in other countries. We believe our present facilities are adequate to meet our current and projected needs. Our leases and subleases have various terms ranging from one month to ten years and annual rents ranging from approximately $7,920 to $1.7 million. We expect to be able to renew each of our leases or to lease comparable facilities on terms commercially acceptable to us.

ITEM 3.    LEGAL PROCEEDINGS

S.C. Diamond Litigation—Virginia Beach Circuit Court

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

        We dispute all the allegations against us, and have joined Allied and Travelers in a third-party action against Philips, alleging that Philips is liable for the warehouse fire. We are being defended in this action by our general liability insurer, which has issued a reservation of rights. Trial is scheduled to commence in October 2010. In management's opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

Other Litigation

        Other than as set forth above, neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding currently threatened against us.

ITEM 4.    (REMOVED AND RESERVED)

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

Quarter Ended	High	Low
06/27/08	$35.50	$23.50
09/26/08	$38.99	$31.00
12/26/08	$37.46	$26.06
03/31/09	$36.37	$23.79

Quarter Ended	High	Low
06/26/09	$32.71	$24.10
09/25/09	$32.99	$25.18
12/25/09	$29.73	$24.55
03/31/10	$29.12	$21.87

        As of March 31, 2010, there were approximately 106 holders of record of our common stock, although there is a much larger number of beneficial owners.

Dividend Policy

        We have never declared nor paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        We did not issue or sell any securities in fiscal 2010 that were not registered under the Securities Act of 1933, or the Securities Act. The issuance of shares to the ESOP did not constitute sales within the meaning of the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

        See Item 12 of this report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for certain information regarding our equity compensation plans.

Performance Graph(1)

        The following graph shows the total stockholder return of an investment of $100 in cash on October 18, 2006 for (i) our common stock, (ii) the Standards & Poor's 500 Index, or S&P 500 Index, and (iii) our peer group index(2). All values are calculated as of October 18, 2006 (the first day of trading of our common stock) through March 31, 2010.

        The comparison assumes that all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

Comparison of Cumulative Total Return

	October 18, 2006	March 31, 2007	March 31, 2008	March 31, 2009	March 31, 2010
Stanley, Inc.	$100.00	$100.65	$190.06	$163.81	$182.52
Peer Group Index	$100.00	$92.80	$98.06	$101.46	$108.64
S&P 500 Index	$100.00	$104.21	$96.76	$58.37	$85.55

(1)
The material in this report is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
In fiscal 2010, our peer group index was composed of NCI, Inc., ManTech International Corp., Dynamics Research Corp., CACI International Inc., ICF International, Inc., SRA International, Inc. and SAIC, Inc. In fiscal 2009, our peer group index was the same except that we changed our peer group to omit MTC Technologies Inc. and SI International, Inc., since these companies were acquired and ceased trading during our fiscal 2009.

ITEM 6.    SELECTED FINANCIAL DATA

        The table below, derived from our audited consolidated financial statements, presents our selected historical financial data for each of the five fiscal years in the five-year period ended March 31, 2010.

        You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and the section entitled "Management Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

	Year Ended March 31, (in thousands, except per share amounts)
	2010	2009(1)	2008(2)	2007	2006(3)
Statement of income data:
Revenues	$884,840	$779,679	$604,342	$409,411	$284,801

Operating costs and expenses:
Cost of revenues	737,906	653,672	512,243	343,628	241,357
Selling, general and administrative	55,592	49,114	37,242	30,700	19,709
Depreciation and amortization(4)	11,630	10,238	6,962	10,506	3,847
Impairment of intangible assets	—	—	—	—	3,590

Operating income	79,712	66,655	47,895	24,577	16,298
Other income (expense):
Other (expense) income	(15)	26	19	(478)	101
Interest income	122	304	452	321	71
Interest expense	(3,860)	(5,701)	(4,231)	(6,239)	(2,512)

Income before taxes	75,959	61,284	44,135	18,181	13,958
Provision for income taxes	(29,676)	(24,054)	(17,971)	(7,476)	(5,708)

Net income	$46,283	$37,230	$26,164	$10,705	$8,250

Earnings per share(5):
Basic	$1.97	$1.63	$1.18	$0.61	$0.58
Diluted	$1.92	$1.56	$1.12	$0.55	$0.51
Weighted-average shares(5):
Basic	23,444	22,819	22,133	17,567	14,202
Diluted	24,091	23,814	23,414	19,458	16,096
Statement of cash flows data:
Net cash provided by operating activities	$52,017	$44,547	$21,065	$16,037	$10,224
Net cash used in investing activities	(5,260)	(179,582)	(34,407)	(4,282)	(86,588)
Net cash (used in) provided by financing activities	(44,680)	136,575	877	981	76,364
Balance sheet data (at period end):
Cash(6)	$3,888	$1,811	$271	$12,736	$—
Working capital	106,935	91,854	66,730	60,919	29,299
Total assets	498,146	501,552	306,055	237,975	199,903
Line of credit	88,000	135,030	—	—	10,409
Long-term debt	33,500	34,500	35,500	36,750	99,000
Total long-term liabilities	132,131	179,926	40,238	40,346	102,885
Stockholders' equity	278,360	217,223	166,704	134,152	42,389

(1)
On July 15, 2008, we acquired Oberon for $167.8 million at closing, net of cash acquired, plus an additional $3.0 million in post closing net working capital and other purchase price adjustments. For further information on this acquisition, please see Note 8 to the Consolidated Financial Statements in Item 15 of this report.

(2)
On April 1, 2007, we acquired Techrizon for $30.6 million, which includes $0.3 million in transaction fees. For further information on this acquisition, please see Note 8 to the Consolidated Financial Statements in Item 15 of this report.

(3)
On February 16, 2006, we acquired Morgan for $76.0 million plus an additional $6.2 million in working capital and other purchase price adjustments.

(4)
In the fiscal year ended March 31, 2007, depreciation and amortization included $5.1 million of amortization of deferred compensation related to the acceleration of the vesting periods of restricted stock grants in connection with our initial public offering in October 2006.

(5)
Earnings per share and weighted-average shares are calculated after giving effect to the thirty-for-one stock split on September 12, 2006.

(6)
In the fiscal year ended March 31, 2006 we did not maintain a cash balance, as we applied all of our operating cash flow to reduce indebtedness under outstanding lines of credit.

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

Overview

        We provide information technology services and solutions to U.S. defense, intelligence and federal civilian government agencies. We offer our customers solutions and expertise to support their mission-essential needs at any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational support, business process management and advanced engineering and technology. As a systems integrator, we apply these five service areas to enable our customers to achieve interoperability between different business processes and information technology systems.

        Contracts funded by federal government agencies account for substantially all of our revenues. At March 31, 2010, we had active contractual engagements across 59 federal government agencies. Our customers include all major agencies of the Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

Proposed Acquisition by CGI Group Inc.

        On May 6, 2010, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with CGI Group, Inc., a corporation organized under the laws of the Province of Québec, Canada ("CGI"), CGI Federal, Inc., a Delaware corporation and an indirect wholly owned subsidiary of CGI ("CGI Federal"), and CGI Fairfax Corporation, a Delaware corporation and a direct wholly owned subsidiary of CGI Federal ("Merger Sub"), pursuant to which, among other things, Merger Sub agreed to commence a tender offer for all of the outstanding shares of our common stock, subject to the terms and conditions of the Merger Agreement.

        Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a tender offer (the "Offer") to acquire all of the outstanding shares of our common stock, par value $0.01 per share ("Common Stock"), at a price of $37.50 per share, net to the selling stockholders in cash, without interest (the "Offer Price"). Following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us (the "Merger") and we will become a wholly owned subsidiary of CGI. At the effective time of the Merger, the shares of Common Stock not purchased pursuant to the Offer (other than shares held by us, CGI, CGI Federal, Merger Sub or by our stockholders who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash, without interest, equal to the Offer Price.

        Consummation of the Offer is subject to various conditions, including among others, the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act, approval by the Committee on Foreign Investment in the United States, the receipt of certain other regulatory approvals and other customary closing conditions, each as described in the Merger Agreement. In addition, it is also a condition to the consummation of the Offer that at least a majority of the outstanding shares of Common Stock (determined on a fully diluted basis) shall have been validly tendered and not withdrawn in accordance with the terms of the Offer. Subject to the terms of the Merger Agreement, we have granted Merger Sub an option to purchase that number of newly-issued shares of Common Stock that is equal to one share more than the amount needed to give Merger Sub ownership of 90% of the outstanding shares of Common Stock (determined on a fully-diluted basis (which assumes conversion or exercise of all derivative securities regardless of the conversion or exercise price, the vesting schedule or the other terms and conditions thereof)) (the "Top-Up Option"). The Top-Up Option is exercisable only if Merger Sub acquires at least 80% of the outstanding shares of Common Stock pursuant to the Offer or otherwise. Merger Sub will pay us the Offer Price for each share acquired upon exercise of the Top-Up Option.

Key Metrics Evaluated By Management

        We manage and assess the performance of our business by evaluating a variety of financial and non-financial metrics derived from, and in addition to, our United States generally accepted accounting principles, or GAAP, results. The most significant of these metrics are discussed below.

  Revenue Growth

        We closely monitor revenue growth in order to assess the performance of our business. In monitoring this growth, we focus on both internal revenue growth and revenue growth through acquisitions. Our internal revenue growth is driven primarily by two factors. First, internal revenue growth is driven by adding new customers. For example, over the past several years we have added the Department of Homeland Security's Citizenship and Immigration Services, the Defense Information Systems Agency, the National Guard Bureau, the Office of Personnel Management, the Marine Corps Systems Command and agencies in the intelligence community as new customers. Second, internal revenue growth is driven by increasing revenues with existing customers by adding new contracts or expanding existing contracts. For example, since the initial award of our contract with the Department of State for the provision of passport processing and support services, the scope of services provided by us, and the revenues generated by those services, have grown significantly.

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

  Backlog

        We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	March 31,
	2010	2009
	(in millions)
Backlog:
Funded	$344.2	$340.4
Unfunded	1,761.9	1,684.5

Total Backlog	$2,106.1	$2,024.9

        Each year, a significant portion of our revenues is derived from our backlog, and a significant portion of our backlog represents work related to the continuation of services and solutions under contracts or projects where we are the incumbent provider.

        We define backlog as the amount of revenues we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise by the customer of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We do not include, in our backlog calculation, contract ceiling values, which represent the maximum amount of contract awards that could be awarded to all contractors, under GWACs or agency-specific multiple-award ID/IQ contracts.

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

	Year Ended March 31,
	2010	2009	2008
Cost-plus-fee	30%	30%	46%
Time-and-materials	49%	51%	36%
Fixed-price	21%	19%	18%

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

  Indirect Costs

        Indirect costs constitute a substantial portion of the costs associated with our performance of contracts. We carefully monitor the amount by which our actual indirect costs under our contracts vary from those expected to be incurred, which we refer to as indirect expense variance. Increased indirect rates can adversely affect our ability to achieve attractive contract pricing, our profitability, and our competitive position, by resulting in unexpected increased costs.

  Days Sales Outstanding

        Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For fiscal 2010, we reported DSO of 78 days, a decrease from the 81 days we reported for fiscal 2009, based on the average accounts receivable balance from the beginning of the year and at the end of each of the four quarters. The decrease in DSO was primarily the result of improved collections and higher average daily sales over the course of the fiscal year.

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

        Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for contracts that involve a level of effort. For cost-plus-fee contracts which do not involve a level of effort requirement, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor hours expended in performance of the contract by the contract billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and Accounting Standards Codification ("ASC") 605-35, Construction-Type and Production-Type Contracts.

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

  Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. We do not amortize goodwill; rather, we test goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. We are required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets' fair value is below their carrying value. We have elected the last day of the third fiscal quarter as our testing date. Based on the testing performed as of December 25, 2009, we determined that no impairments existed.

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

Results of Operations

        Our historical financial statements reflect the operating results of our acquisitions from the date of acquisition. The following tables set forth the results of operations expressed in dollars (in thousands) and as a percentage of revenues, for the periods below:

	Year Ended March 31,
	2010	2009	2008
Consolidated Statement of Income Data
Revenues	$884,840	$779,679	$604,342

Operating costs and expenses:
Cost of revenues	737,906	653,672	512,243
Selling, general and administrative	55,592	49,114	37,242
Depreciation and amortization	11,630	10,238	6,962

Total operating costs and expenses	805,128	713,024	556,447

Operating income	79,712	66,655	47,895
Other income (expense):
Other (expense) income	(15)	26	19
Interest income	122	304	452
Interest expense	(3,860)	(5,701)	(4,231)

Total other expenses	(3,753)	(5,371)	(3,760)

Income before taxes	75,959	61,284	44,135
Provision for income taxes	(29,676)	(24,054)	(17,971)

Net income	$46,283	$37,230	$26,164

	Year Ended March 31,
	2010	2009	2008
As a Percentage of Revenues
Revenues	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenues	83.4	83.8	84.8
Selling, general and administrative	6.3	6.3	6.2
Depreciation and amortization	1.3	1.3	1.1

Total operating costs and expenses	91.0	91.5	92.1

Operating income	9.0	8.5	7.9
Other income (expense):
Other (expense) income	0.0	0.0	0.0
Interest income	0.0	0.0	0.1
Interest expense	(0.4)	(0.7)	(0.7)

Total other expenses	(0.4)	(0.7)	(0.6)

Income before taxes	8.6	7.9	7.3
Provision for income taxes	(3.4)	(3.1)	(3.0)

Net income	5.2%	4.8%	4.3%

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

  Comparison of Results of Operations for the Fiscal Years Ended March 31, 2010 and 2009

        Revenues.    Our consolidated revenues increased $105.1 million, or 13.5%, from $779.7 million for the fiscal year ended March 31, 2009, to $884.8 million for the fiscal year ended March 31, 2010. The increase was primarily due to $22.4 million of increased revenues attributable to production, integration and engineering services under various SPAWAR programs, $21.9 million of increased revenues from engineering and technical support services, primarily for the U.S. Air Force and the Defense Information Systems Agency, $18.2 million of increased revenues related to military intelligence training and operations support for the U.S. Army, $16.9 million of increased revenues resulting from biometric software development, training and support for certain agencies in the Department of Defense, $13.1 million of increased revenues attributable to information technology and systems support for the U.S. Marine Corps, and $7.5 million of increased revenues related to engineering, technical, and program management services to provide full life cycle engineering services for the Naval Sea Logistics Center. A significant portion of this increase was due to the acquisition of Oberon, including contracts won after the date of acquisition. The balance was primarily a result of continued technical support for the Joint Strike Fighter program and information technology life cycle support and logistics management services for the U.S. Army, offset by reduced demand for passport services for the Department of State.

        Cost of Revenues.    Our cost of revenues increased $84.2 million, or 12.9%, from $653.7 million for the fiscal year ended March 31, 2009, to $737.9 million for the fiscal year ended March 31, 2010. This increase was primarily the result of additional costs attributable to revenues associated with the increased services referred to above. Cost of revenues represented 83.4% of revenues for the fiscal year ended March 31, 2010, as compared to 83.8% of revenues for the fiscal year ended March 31, 2009.

This decrease was primarily the result of improved contract performance, more efficient absorption of indirect costs and a greater percentage of more profitable fixed price contracts.

        Selling, General and Administrative.    Our selling, general and administrative expense increased $6.5 million, or 13.2%, from $49.1 million for the fiscal year ended March 31, 2009, to $55.6 million for the fiscal year ended March 31, 2010. This increase was primarily due to higher share-based payment expenses, an increase in business development costs and higher selling, general and administrative expenses to support our growth.

        Depreciation and Amortization.    Our depreciation and amortization expense increased $1.4 million, or 13.6%, from $10.2 million for the fiscal year ended March 31, 2009, to $11.6 million for the fiscal year ended March 31, 2010. The increase in depreciation and amortization was primarily due to depreciation expense associated with capital expenditures and leasehold improvements as well as the amortization of intangible assets associated with the acquisition of Oberon.

        Interest Income.    Our interest income decreased $0.2 million from $0.3 million for the fiscal year ended March 31, 2009, to $0.1 million for the fiscal year ended March 31, 2010. The decrease in interest income was primarily due to a decrease in the number of delayed payments received from customers.

        Interest Expense.    Our interest expense decreased $1.8 million, or 32.3%, from $5.7 million for the fiscal year ended March 31, 2009, to $3.9 million for the fiscal year ended March 31, 2010. The decrease in interest expense was primarily due to a lower overall borrowing rate, coupled with a lower outstanding debt balance.

        Provision for Income Taxes.    Our effective tax rate decreased from 39.3% for the fiscal year ended March 31, 2009, to 39.1% for the fiscal year ended March 31, 2010. The decrease was primarily attributable to the realization of state tax incentives.

        Net Income.    Our net income increased $9.1 million, or 24.3%, from $37.2 million for the fiscal year ended March 31, 2009, to $46.3 million for the fiscal year ended March 31, 2010. The primary reasons for the increase in net income were higher revenues, increased operating income and lower interest expense, as well as improved margins primarily due to a larger percentage of more profitable fixed-price contracts.

  Comparison of Results of Operations for the Fiscal Years Ended March 31, 2009 and 2008

        Revenues.    Our consolidated revenues increased $175.4 million, or 29.0%, from $604.3 million for the fiscal year ended March 31, 2008, to $779.7 million for the fiscal year ended March 31, 2009. The increase was primarily due to $29.4 million of increased revenues attributable to immigration and naturalization services for the Department of Homeland Security, $26.6 million of increased revenues related to engineering and technical support services for the U.S. Air Force and the Defense Information Systems Agency, $24.8 million of increased revenues resulting from information technology lifecycle support and logistics management services for the U.S. Army, $23.9 million of increased revenues from military intelligence training and operations support for the U.S. Army, $23.0 million of increased revenues attributable to biometric software development, training and support, $21.2 million of increased revenues related to operational intelligence services and $15.9 million of increased revenues from systems and software engineering services for the U.S. Army's Communications-Electronics Life Cycle Management Command and Fires Center of Excellence. A significant portion of this increase was due to the acquisition of Oberon, including contracts won after the date of acquisition. The balance of $10.6 million was a result of continued growth providing software engineering and technology services to the Marine Corps and operational support services for the Department of Defense, offset by reduced demand for passport services for the Department of State.

        Cost of Revenues.    Our cost of revenues increased $141.5 million, or 27.6%, from $512.2 million for the fiscal year ended March 31, 2008, to $653.7 million for the fiscal year ended March 31, 2009. This increase was primarily the result of additional costs attributable to revenues associated with the increased services provided under the contracts referred to above. Cost of revenues represented 83.8% of revenues for the fiscal year ended March 31, 2009, as compared to 84.8% of revenues for the fiscal year ended March 31, 2008. This decrease was primarily the result of a greater percentage of more profitable time-and-materials and fixed-price contracts and improved performance on certain contracts.

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

        Depreciation and Amortization.    Our depreciation and amortization expense increased $3.2 million, or 47.1%, from $7.0 million for the fiscal year ended March 31, 2008, to $10.2 million for the fiscal year ended March 31, 2009. The increase in depreciation and amortization was primarily due to the amortization of intangible assets associated with the acquisition of Oberon as well as depreciation expense associated with increased capital expenditures and leasehold improvements in fiscal 2009.

        Interest Income.    Our interest income decreased $0.2 million from $0.5 million for the fiscal year ended March 31, 2008, to $0.3 million for the fiscal year ended March 31, 2009. The decrease in interest income was primarily due to a decrease in the number of delayed payments received from customers.

        Interest Expense.    Our interest expense increased $1.5 million, or 34.7%, from $4.2 million for the fiscal year ended March 31, 2008, to $5.7 million for the fiscal year ended March 31, 2009 . The increase in interest expense was primarily due to borrowings under our Senior Line of Credit relating to the Oberon acquisition, partially offset by a lower overall borrowing rate.

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

Inflation

        We do not believe that inflation has had a material effect on our business for the three years ended March 31, 2010.

Liquidity and Capital Resources

        As of March 31, 2010, we had approximately $3.9 million in available cash. We have both short-term and long-term liquidity requirements as described in more detail below.

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

	Year Ended March 31,
	2010	2009	2008
	(in millions)
Net cash provided by operating activities	$52.0	$44.5	$21.1
Net cash used in investing activities	$(5.3)	$(179.6)	$(34.4)
Net cash (used in) provided by financing activities	$(44.7)	$136.6	$0.9

        Net cash provided by operating activities of $52.0 million for the fiscal year ended March 31, 2010 primarily reflected our net income plus depreciation and amortization expenses for that period, $7.4 million of share-based payment expense, a $5.9 million decrease in accounts receivable and $2.1 million of income tax benefits from stock compensation, partially offset by a $15.2 million decrease in accounts payable and accrued expenses. The decreases in accounts receivable , accounts payable and accrued expenses were primarily attributable to improved billing and collections efforts and the facilitation of payments to vendors and subcontractors. Net cash provided by operating activities of $44.5 million for the fiscal year ended March 31, 2009 primarily reflected our net income plus depreciation and amortization expenses for that period, $6.3 million of share-based payment expense and $2.5 million of income tax benefits from stock compensation, partially offset by a $5.2 million increase in accounts receivable and a $9.9 million decrease in accounts payable. Net cash provided by operating activities of $21.1million for the fiscal year ended March 31, 2008 primarily reflected our net income plus depreciation and amortization expenses for that period and a $24.5 million increase in accrued expenses, partially offset by a $46.1 million increase in accounts receivable. The increases in accrued expenses and accounts receivable were primarily the result of the Techrizon acquisition and increased demand and volume under our existing contracts.

        Net cash used in investing activities of $5.3 million for the fiscal year ended March 31, 2010 consisted primarily of the purchase of property and equipment. Net cash used in investing activities of $179.6 million for the fiscal year ended March 31, 2009 consisted primarily of $170.8 million for the purchase of Oberon and $8.8 million in capital expenditures relating to new and existing facility leases. Net cash used in investing activities of $34.4 million for the fiscal year ended March 31, 2008 consisted of $30.6 million to complete the acquisition of Techrizon and $3.8 million in capital expenditures to support our expanding operations.

        Net cash used in financing activities of $44.7 million for the fiscal year ended March 31, 2010 consisted primarily of $47.0 million in repayments for the revolving portion of our Senior Credit Facility, partially offset by $2.0 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $136.6 million for the fiscal year ended March 31, 2009 consisted primarily of $135.0 million in borrowings under the revolving portion of our Senior Credit Facility to support the acquisition of Oberon and $1.8 million in proceeds from the exercise of stock options. Net cash provided by financing activities of $0.9 million for the fiscal year ended March 31, 2008 consisted primarily of $2.5 million in proceeds from the exercise of stock options, partially offset by repayments of our term debt and the purchase of treasury stock.

  Credit Agreement and Borrowing Capacity

        We are party to a credit agreement ("Senior Credit Facility" or "Amended Credit Agreement") with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

        At March 31, 2010, the lenders' aggregate commitment under the Senior Credit Facility was $276.1 million, which consisted of a $241.6 million revolving line of credit ("Revolver") and a $34.5 million term loan ("Term Loan"), and we had outstanding indebtedness of $34.5 million on the Term Loan and $88.0 million on the Revolver, with a weighted-average interest rate of approximately 1.51% and 3.32% for the fiscal year ended March 31, 2010 and March 31, 2009, respectively. At March 31, 2010, our borrowing availability under the Senior Credit Facility was $153.5 million, including outstanding letters of credit. Under the terms of the Amended Credit Agreement, we may request an increase in the size of the Revolver by an aggregate amount not greater than $33.4 million. If any lender elects not to increase its commitment, we may designate another bank or other financial institution to become a party to the Amended Credit Agreement.

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

        At March 31, 2010, we were in compliance with all covenants under our Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

        We have relatively low capital expenditure requirements. Our capital expenditures were $5.3 million, $8.8 million and $3.8 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Substantially all of the expenditures consisted of leasehold improvements and purchases of office equipment. Our capital expenditures increased in the fiscal year ended March 31, 2009 primarily due to leasehold improvements for several new facilities to support our organic and acquired growth.

Contractual Obligations

        The future scheduled contractual payments at March 31, 2010 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Line of credit	$88,000	$—	$88,000	$—	$—
Long-term debt obligations	34,500	1,000	33,500	—	—
Long-term interest payments(1)	794	438	356	—	—
Capital lease obligations	145	121	24	—	—
Operating lease obligations(2)	93,882	14,862	26,184	23,122	29,714
Liabilities for uncertain tax positions(3)	3,951	—	3,536	329	86

Total	$221,272	$16,421	$151,600	$23,451	$29,800

(1)
Interest estimated at rates prevalent on March 31, 2010.

(2)
Leases for facilities and equipment.

(3)
Tax liability resulting from Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109, which has been codified by the FASB and included in ASC 740, Income Taxes.

Off-Balance Sheet Arrangements

        We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of March 31, 2010.

Accounting Standards Update

        In October 2009, the FASB issued an update to "Revenue Recognition—Multiple Deliverable Revenue Arrangements." This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. We do not expect that the adoption of this update will have a material impact on our consolidated financial position or results of operations.

        In October 2009, the FASB issued an update to "Software—Multiple-Deliverable Revenue Arrangements." This update amends the existing accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance. In addition, this update provides guidance on how to determine which software relating to the tangible product would be excluded from the scope of the software revenue guidance. This update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this update will have a material impact on our consolidated financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCUSSION ABOUT MARKET RISK

        Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of March 31, 2010, all of the outstanding debt under our Senior Credit Facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering fifty percent of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our Senior Credit Facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our annual interest expense on that portion of our outstanding debt not covered by the interest rate swap by $1.3 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of Stanley, Inc. are included on pages F-1 through F-29 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of March 31, 2010, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2010, such that the information that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010. The effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
Stanley, Inc.
Arlington, Virginia

        We have audited the internal control over financial reporting of Stanley, Inc. and subsidiaries (the "Company") as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2010 of the Company and our report dated May 20, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 20, 2010

Changes in Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, those controls.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

        We will either (i) file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement") with the SEC, pursuant to Regulation 14A, or (ii) file an amendment to this report ("Form 10-K Amendment"), in either case not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2010 Proxy Statement or the Form 10-K Amendment that specifically address the items set forth herein are incorporated by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is hereby incorporated by reference from our 2010 Proxy Statement or Form 10-K Amendment.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is hereby incorporated by reference from our 2010 Proxy Statement or Form 10-K Amendment.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is hereby incorporated by reference from our 2010 Proxy Statement or Form 10-K Amendment.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is hereby incorporated by reference from our 2010 Proxy Statement or Form 10-K Amendment.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is hereby incorporated by reference from our 2010 Proxy Statement or Form 10-K Amendment.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  Documents filed as part of this Report

  1.
  The following financial statements are filed herewith:

      Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Financial Statement Schedule

      Consolidated Statements of Income for the Fiscal Years ended March 31, 2010, 2009 and 2008

      Consolidated Balance Sheets as of March 31, 2010 and 2009

      Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years ended March 31, 2008, 2009 and 2010

      Consolidated Statements of Cash Flows for the Fiscal Years ended March 31, 2010, 2009 and 2008

      Consolidated Statements of Comprehensive Income for the Fiscal Years ended March 31, 2010, 2009 and 2008

      Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedule

      Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits

      The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 6, 2010, among CGI Group Inc., CGI Federal Inc., CGI Fairfax Corporation and Stanley, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed May 7, 2010)
2.2
Stockholders Agreement, dated as of May 6, 2010, by and among Philip O. Nolan, William E. Karlson, George H. Wilson, Gregory M. Denkler, Brian J. Clark, Scott D. Chaplin and James H. Brabston, CGI Group Inc. and CGI Federal Inc (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K, filed May 7, 2010)
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

Exhibit No.	Description
10.2	Executive Deferred Compensation and Equity Incentive Plan, as of January 30, 2002 (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)†
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
10.6	Amended and Restated 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed August 7, 2009)†
10.7
Form of Restricted Stock Award Agreement under the 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended March 31, 2008)†
10.8
Form of Incentive Stock Option Award Agreement under the 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended March 31, 2008)†
10.9
Form of Nonqualified Stock Option Award Agreement under the 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended March 31, 2008)†
10.10
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 10, 2007 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended March 31, 2008)
10.11
Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August 4, 2008 (incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)
10.12
Second Amendment to Amended and Restated Resolving Credit and Term Loan Agreement, dated March 27, 2009 (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended March 31, 2009)
10.13
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Philip O. Nolan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.14
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Brian J. Clark (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.15
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and George H. Wilson (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†

Exhibit No.	Description
10.16	Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Gregory M. Denkler (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.17
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and E. Patrick Flannery (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.18
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and James H. Brabston (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.19
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Scott D. Chaplin (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the fiscal quarter ended June 27, 2008)†
10.20
Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Eric A. Wolking (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the fiscal year ended March 31, 2009)†
10.21
Agreement and Plan of Merger, dated June 10, 2008, by and among Stanley, Inc., Omaha Acquisition Corporation, Oberon Associates, Inc. and the Significant Shareholders named therein (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, filed on June 10, 2008)
10.22	Stanley Executive Savings Plan, dated as of May 6, 2009 (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for Form 10-K for the fiscal year ended March 31, 2009) †
12.1	Computation of Ratio of Earnings to Fixed Charges*
21.1	List of subsidiaries of Stanley, Inc.*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

*
Filed herewith

†
Denotes management contract or compensation plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY, INC.
/s/ PHILIP O. NOLAN Philip O. Nolan Chairman, President and Chief Executive Officer (Principal Executive Officer) May 20, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the dates indicated.

/s/ PHILIP O. NOLAN Philip O. Nolan Chairman, President and Chief Executive Officer (Principal Executive Officer) May 20, 2010
/s/ BRIAN J. CLARK Brian J. Clark Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) May 20, 2010
/s/ GEORGE H. WILSON George H. Wilson Executive Vice President and Director May 20, 2010
/s/ WILLIAM E. KARLSON William E. Karlson Director May 20, 2010
/s/ JAMES C. HUGHES James C. Hughes Director May 17, 2010

/s/ JOHN P. RICEMAN John P. Riceman Director May 20, 2010
/s/ GENERAL JIMMY D. ROSS General Jimmy D. Ross, USA (Ret.) Director May 20, 2010
/s/ LT. GENERAL RICHARD L. KELLY Lt. General Richard L. Kelly, USMC (Ret.) Director May 20, 2010
/s/ CHARLES S. REAM Charles S. Ream Director May 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
Stanley, Inc.
Arlington, Virginia:

        We have audited the accompanying consolidated balance sheets of Stanley, Inc. and subsidiaries (the "Company") as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stanley, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 20, 2010

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended March 31,
	2010	2009	2008
Revenues	$884,840	$779,679	$604,342

Operating costs and expenses:
Cost of revenues	737,906	653,672	512,243
Selling, general and administrative	55,592	49,114	37,242
Depreciation and amortization	11,630	10,238	6,962

Total operating costs and expenses	805,128	713,024	556,447

Operating income	79,712	66,655	47,895
Other income (expense):
Other (expense) income	(15)	26	19
Interest income	122	304	452
Interest expense	(3,860)	(5,701)	(4,231)

Total other expenses	(3,753)	(5,371)	(3,760)

Income before taxes	75,959	61,284	44,135
Provision for income taxes	(29,676)	(24,054)	(17,971)

Net income	$46,283	$37,230	$26,164

Earnings per share:
Basic	$1.97	$1.63	$1.18

Diluted	$1.92	$1.56	$1.12

Weighted-average shares:
Basic	23,444	22,819	22,133

Diluted	24,091	23,814	23,414

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,
	2010	2009
Assets
Current assets:
Cash	$3,888	$1,811
Accounts receivable—net	181,824	187,680
Prepaid and other current assets	8,878	6,766

Total current assets	194,590	196,257
Property and equipment—net	19,328	19,552
Goodwill	262,705	262,705
Intangible assets—net	9,643	15,557
Deferred taxes	7,683	4,212
Other assets	4,197	3,269

Total assets	$498,146	$501,552

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,917	$21,528
Accrued expenses and other liabilities	75,294	79,841
Current portion of long-term debt	1,000	1,000
Deferred taxes	444	—
Income taxes payable	—	2,034

Total current liabilities	87,655	104,403
Line of credit	88,000	135,030
Long-term debt—net of current portion	33,500	34,500
Other long-term liabilities	10,631	10,396

Total liabilities	219,786	284,329

Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value—200,000,000 authorized; 24,141,919 and 23,813,334 issued and outstanding, respectively	241	238
Additional paid-in capital	111,393	96,957
Retained earnings	167,717	121,434
Accumulated other comprehensive loss	(721)	(886)
Deferred compensation	(270)	(520)

Total stockholders' equity	278,360	217,223

Total liabilities and stockholders' equity	$498,146	$501,552

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

	Issued Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Treasury Stock	Deferred Compensation	Accumulated Other Comprehensive Loss, Net of Tax	Total
BALANCE—April 1, 2007	21,888	$219	$76,785	$58,345	—	$—	$(1,036)	$(161)	$134,152

Purchase of common stock for Treasury	—	—	—	—	14	(260)	—	—	(260)
Contribution of common stock to ESOP	15	—	380	—	—	—	—	—	380
Exercise of stock options	770	8	2,195	—	(14)	260	—	—	2,463
Restricted stock grants, net of forfeitures	150	1	(1)	—	—	—	—	—	—
Income tax benefit from stock transactions	—	—	2,513	—	—	—	—	—	2,513
Deferred compensation	—	—	—	—	—	—	267	—	267
Stock compensation expense	—	—	2,098	—	—	—	—	—	2,098
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(768)	(768)
Adoption of FIN 48	—	—	—	(305)	—	—	—	—	(305)
Net income	—	—	—	26,164	—	—	—	—	26,164

BALANCE—March 31, 2008	22,823	$228	$83,970	$84,204	—	$—	$(769)	$(929)	$166,704

Purchase of common stock for Treasury	(8)	—	—	—	8	(196)	—	—	(196)
Contribution of common stock to ESOP	50	1	1,400	—	—	—	—	—	1,401
Issuance of common stock from reserves	24	—	702	—	—	—	—	—	702
Exercise of stock options	339	3	1,553	—	(8)	196	—	—	1,752
Restricted stock grants, net of forfeitures	585	6	(6)	—	—	—	—	—	—
Income tax benefit from stock transactions	—	—	3,015	—	—	—	—	—	3,015
Deferred compensation	—	—	—	—	—	—	249	—	249
Stock compensation expense	—	—	6,323	—	—	—	—	—	6,323
Other comprehensive income, net of tax	—	—	—	—	—	—	—	43	43
Net income	—	—	—	37,230	—	—	—	—	37,230

BALANCE—March 31, 2009	23,813	$238	$96,957	$121,434	—	$—	$(520)	$(886)	$217,223

Purchase of common stock for Treasury	(3)	—	—	—	3	(84)	—	—	(84)
Contribution of common stock to ESOP	47	1	1,315	—	—	—	—	—	1,316
Issuance of common stock from reserves	46	—	1,229	—	—	—	—	—	1,229
Exercise of stock options	238	2	1,910	—	(3)	84	—	—	1,996
Restricted stock grants, net of forfeitures	1	—	—	—	—	—	—	—	—
Income tax benefit from stock transactions	—	—	2,555	—	—	—	—	—	2,555
Deferred compensation	—	—	—	—	—	—	250	—	250
Stock compensation expense	—	—	7,427	—	—	—	—	—	7,427
Other comprehensive income, net of tax	—	—	—	—	—	—	—	165	165
Net income	—	—	—	46,283	—	—	—	—	46,283

BALANCE—March 31, 2010	24,142	$241	$111,393	$167,717	—	$—	$(270)	$(721)	$278,360

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended March 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,283	$37,230	$26,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,630	10,238	6,962
Loss on disposal of property and equipment	170	117	137
Deferred taxes	(1,489)	(2,696)	(4,736)
Stock contributed to employee stock ownership plan	1,316	1,401	380
Income tax benefit from stock-based compensation	2,077	2,458	2,417
Stock compensation expense	7,427	6,323	2,098
Changes in assets and liabilities—net of acquisition effects:
Decrease (increase) in accounts receivable	5,856	(5,166)	(46,095)
Increase in prepaid expenses and other current assets	(3,649)	(1,434)	(1,049)
Increase in other assets	(929)	(898)	(106)
(Decrease) increase in accounts payable	(10,611)	(9,915)	5,030
(Decrease) increase in accrued expenses	(4,595)	6,739	24,464
Increase in other liabilities	565	5,950	7
(Decrease) increase in income taxes payable	(2,034)	(5,800)	5,392

Net cash provided by operating activities	52,017	44,547	21,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Techrizon—net of cash acquired	—	—	(30,563)
Purchase of Oberon—net of cash acquired	—	(170,808)	—
Acquisition of property and equipment	(5,260)	(8,774)	(3,844)

Net cash used in investing activities	(5,260)	(179,582)	(34,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under line-of-credit agreements	(47,030)	135,030	—
Repayments on long-term debt	(1,000)	(1,000)	(1,250)
Payments under capital lease obligations	(269)	(270)	(172)
Purchase of treasury stock	(84)	(196)	(260)
Proceeds from exercise of stock options	1,996	1,752	2,463
Proceeds from sale of stock	1,229	702	—
Excess tax benefit from share-based payments	478	557	96

Net cash (used in) provided by financing activities	(44,680)	136,575	877

NET INCREASE (DECREASE) IN CASH	2,077	1,540	(12,465)
CASH—Beginning of year	1,811	271	12,736

CASH—End of year	$3,888	$1,811	$271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$33,527	$27,851	$14,899

Interest	$3,123	$5,178	$3,630

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Lease incentive	$133	$942	$—

The accompanying notes are an integral part of these consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended March 31,
	2010	2009	2008
Net income	$46,283	$37,230	$26,164
Other comprehensive income (loss):
Unrealized loss on interest rate swap	184	(149)	(720)
Translation adjustments	(19)	192	(48)

Total other comprehensive income (loss)	165	43	(768)

Comprehensive income	$46,448	$37,273	$25,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except share and per share data, or as otherwise noted)

1. DESCRIPTION OF BUSINESS

        Description of Business—Stanley, Inc., together with its subsidiaries ("Stanley" or the "Company"), is a provider of information technology services and solutions to U.S. defense, intelligence and federal civilian government agencies. Stanley offers its customers solutions to support any stage of program, product development or business lifecycle through five service areas: systems engineering, enterprise integration, operational support, business process management and advanced engineering and technology. The Company derives substantially all of its revenue from U.S. federal government agencies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company's financial position as of March 31, 2010 and 2009, its results of operations for the fiscal years ended March 31, 2010, 2009 and 2008 and its cash flows for the fiscal years ended March 31, 2010, 2009 and 2008.

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

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For cost-plus-fee contracts that involve a level of effort, fixed fees are earned in proportion to the percentage of required effort delivered. For cost-plus-fee contracts which do not involve a level of effort requirement, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and Accounting Standards Codification ("ASC") 605-35, Construction-Type and Production-Type Contracts.

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

        The Company's contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. From time to time, the Company may proceed with work based on customer direction prior to the completion and signing of formal contract documents. The Company uses a formal internal review and management approval process prior to commencement of any such work. Revenue associated with such work is recognized without profit and only when it can be reliably estimated and realization is probable. The Company bases its estimates on notices to proceed from customers, previous experiences with the customer, communications with the customer regarding funding status, and its knowledge of available funding for the contract or program. Pre-contract costs related to unsuccessful contract bids are expensed in the period in which the Company is notified that the contract will not be issued.

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

        The Company must categorize its contract costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. Indirect costs are those costs not identified with specific contracts. The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. The Company's unallowable costs include a portion of its executive compensation, interest expense, federal income tax expense, certain employee morale activities, certain types of legal

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and consulting costs and the amortization of identified purchased intangible assets, among others. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

        Concentration of Risk—Contracts funded by federal government agencies account for substantially all of the Company's revenues. For the fiscal years ended March 31, 2010, 2009 and 2008, the Company derived approximately 77%, 72% and 66% of its revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 23%, 28% and 34% of its revenues, respectively, from federal civilian government agencies. The Company's contract with the Department of the Navy for production engineering and integration services under various SPAWAR programs, which is the largest revenue-generating contract, accounted for approximately 11%, 10% and 12% for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The Company's contract with the Department of State for the provision of passport processing and support services accounted for approximately 7%, 10% and 16% of its revenues for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

        Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $5.5 million, $4.4 million and $2.9 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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

        Impairment of Long-Lived Assets—When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Management believes that no impairments existed as of March 31, 2010.

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

        Unbilled Receivables—Unbilled receivables are comprised of work-in-process that will be billed in accordance with contract terms and delivery schedules, as well as amounts billable upon final execution of contracts, contract completion, milestones or completion of rate negotiations. Because the billing of unbilled receivables is contingent on those events, changes in the relative amount of unbilled receivables have an impact on the Company's working capital and liquidity.

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

        Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are included in the computation of basic earnings per share only after the shares vest. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. Stock options that were not included in the computation of diluted earnings per share calculation, because to do so would have been anti-dilutive totaled 567,476, 66,825 and 40,950 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The weighted-average number of common shares outstanding is computed as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
Basic weighted-average common shares outstanding	23,444	22,819	22,133
Effect of stock options and unvested restricted stock grants	647	995	1,281

Diluted weighted-average common shares outstanding	24,091	23,814	23,414

        Derivative Instruments and Hedging Activities—As required by its senior credit facility dated February 16, 2006, Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. For qualifying cash flow hedges, the effective portion of derivative gains and losses are recorded as a component of other comprehensive income and are reclassified into earnings in the same period in which the hedged transaction affects such earnings. Any ineffectiveness is reported currently in earnings. The fair value of the hedge arrangement is recorded as an asset or a liability in the accompanying Consolidated Balance Sheet. The fair value of the swap at March 31, 2010 of $1.4 million has been reported in "Accrued expenses and other liabilities" with an offset, net of tax, included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheet. None of the $1.4 million unrealized loss was recognized in earnings during the year ended March 31, 2010 based on hedge ineffectiveness and none of the swap's unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive loss will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the Senior Credit Facility (defined in Note 7). Amounts paid or received on the swap are recorded as interest expense in the period incurred. None of the unrealized loss as of March 31, 2010 is expected to be reclassified into earnings within the next 12 months.

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

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of March 31, 2010, the financial liability measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuations whose inputs are observable. The following table summarizes the financial liability measured at fair value on a recurring basis and the level within the fair value hierarchy:

	Fair Value Measurement as of March 31, 2010 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total March 31, 2010
Liabilities:
Interest rate swap	$—	$1,381	$—	$1,381

	Fair Value Measurement as of March 31, 2009 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total March 31, 2009
Liabilities:
Interest rate swap	$—	$1,703	$—	$1,703

        Accounting Standards Updates—In October 2009, the FASB issued an update to "Revenue Recognition—Multiple Deliverable Revenue Arrangements." This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the "Fair Value Measurements and Disclosures" guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial position or results of operations.

        In October 2009, the FASB issued an update to "Software—Multiple-Deliverable Revenue Arrangements." This update amends the existing accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance. In addition, this update provides guidance on how to determine which software relating to the tangible product would be excluded from the scope of the software revenue guidance. This update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial position or results of operations.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

3. ACCOUNTS RECEIVABLE

        Accounts receivable consists of the following:

	As of March 31,
	2010	2009
Billed receivables	$139,035	$122,322
Unbilled receivables
Amounts billable	34,048	57,912
Revenues recorded in excess of contract funding	9,710	8,132
Retainage and contract fee withholding	390	451
Allowance for doubtful accounts	(1,359)	(1,137)

Total	$181,824	$187,680

        Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled receivables at March 31, 2010 are expected to be billed and collected within one year, except for the $0.4 million related to retainage and fee withholding.

4. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	As of March 31,
	2010	2009
Computers and peripherals	$6,863	$5,684
Software	4,379	4,265
Furniture and equipment	6,735	5,669
Leasehold improvements	16,483	14,323

	34,460	29,941
Less: Accumulated depreciation and amortization	(15,132)	(10,389)

Property and equipment—net	$19,328	$19,552

Property and equipment included above that are under capital lease obligations include:
Software	$536	$947
Furniture and equipment	143	161
Less: Accumulated depreciation and amortization	(565)	(766)

Total	$114	$342

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

5. GOODWILL AND ACQUIRED OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the fiscal years ended March 31, 2008, 2009 and 2010 are as follows:

Balance as of March 31, 2008	$113,615
Goodwill acquired during the year in connection with the Oberon acquisition	149,090

Balance as of March 31, 2009	$262,705

Goodwill acquired during the year	—

Balance as of March 31, 2010	$262,705

        The components of acquired other intangible assets as of March 31, 2010, are as follows:

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets subject to amortization:
Customer relationships	$17,080	$(9,975)	$7,105
Noncompete agreements	2,710	(2,409)	301
Backlog and contracts	11,840	(9,603)	2,237

Total	$31,630	$(21,987)	$9,643

        The components of acquired other intangible assets as of March 31, 2009, are as follows:

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Assets subject to amortization:
Customer relationships	$17,080	$(7,106)	$9,974
Noncompete agreements	2,710	(2,142)	568
Backlog and contracts	11,840	(6,825)	5,015

Total	$31,630	$(16,073)	$15,557

        Aggregate amortization expense of other intangible assets was $5.9 million, $5.6 million and $3.8 million for the years ended March 31, 2010, 2009 and 2008, respectively. Other intangible assets are being amortized on a straight-line basis over a period of 2 to 7 years.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

5. GOODWILL AND ACQUIRED OTHER INTANGIBLE ASSETS (Continued)

        Estimated amortization expense is as follows for the periods indicated:

Years Ending March 31,
2011	$4,442
2012	2,488
2013	2,100
2014	613

Total	$9,643

6. ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following:

	As of March 31,
	2010	2009
Accrued payroll costs	$27,483	$28,089
Accrued contract costs	32,502	34,848
Accrued indirect costs	5,488	7,405
Other payables	9,821	9,499

Total accrued expenses and other liabilities	$75,294	$79,841

7. DEBT

	As of March 31,
	2010	2009
Borrowings under the term loan and revolving line of credit:
Revolving line of credit	$88,000	$135,030
Term loan	34,500	35,500

Total debt	122,500	170,530
Less: Current portion	(1,000)	(1,000)

Debt—net of current portion	$121,500	$169,530

        The Company is a party to a credit agreement ("Senior Credit Facility" or "Amended Credit Agreement") with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

        At March 31, 2010, the lenders' aggregate commitment under the Senior Credit Facility was $276.1 million, which consisted of a $241.6 million revolving line of credit ("Revolver") and a $34.5 million term loan ("Term Loan"), and the Company had outstanding indebtedness of $34.5 million on the Term Loan and $88.0 million on the Revolver, with a weighted-average interest rate of approximately 1.51% and 3.32% for the fiscal years ended March 31, 2010 and March 31, 2009,

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

7. DEBT (Continued)

respectively. At March 31, 2010, the Company's borrowing availability under the Senior Credit Facility was $153.5 million, including outstanding letters of credit. Under the terms of the Amended Credit Agreement, the Company may request an increase in the size of the Revolver by an aggregate amount not greater than $33.4 million. If any lender elects not to increase its commitment, the Company may designate another bank or other financial institution to become a party to the Amended Credit Agreement.

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

        At March 31, 2010, the Company was in compliance with all covenants under its Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of the Company's existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

        The following is a schedule of the Company's contractual payments on its Term Loan under the Senior Credit Facility as of March 31, 2010.

Fiscal Year Ending March 31,	Payment Amount
2011	$1,000
2012	33,500

Total	$34,500

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

8. ACQUISITIONS

Oberon Associates, Inc.

        On July 15, 2008, Stanley acquired all outstanding equity interests of Oberon Associates, Inc. ("Oberon"), an engineering, intelligence operations and information technology services company for approximately $167.8 million at closing, net of cash acquired, plus an additional $3.0 million in post closing net working capital and other purchase price adjustments. Stanley financed the acquisition with borrowings under its Senior Credit Facility.

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

        The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of Oberon have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Of the purchase consideration, $149.1 million has been allocated to goodwill, based upon the excess of the purchase price over the $8.6 million estimated fair value of net tangible assets and $13.1 million has been assigned to other identifiable intangible assets. The Company completed its evaluation of the fair value of the assets and liabilities of Oberon and purchase accounting entries relating to the acquisition in the Company's fiscal 2010 second quarter. None of the amount allocated to goodwill is expected to be deductible for tax purposes.

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

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

9. INCOME TAXES

        The provision for Federal and State income taxes for fiscal years ended March 31 consists of the following:

	2010	2009	2008
Current income taxes:
Federal	$25,677	$22,755	$18,635
State	4,103	3,846	3,699
Foreign	1,523	149	373

	31,303	26,750	22,707

Deferred income taxes:
Federal	(1,643)	(2,636)	(3,623)
State	16	89	(740)
Foreign	—	(149)	(373)

	(1,627)	(2,696)	(4,736)

	$29,676	$24,054	$17,971

        The tax effects of temporary differences that give rise to significant deferred tax assets and deferred tax liabilities at March 31 are as follows:

	2010		2009
	Assets	Liabilities	Assets	Liabilities
Current:
Accrued vacation	$2,664	$—	$2,502	$—
Bad debts	516	—	458	—
Unbilled revenue	—	(4,649)	—	(3,800)
Deferred payments	—	—	1,287	—
Prepaids	—	(770)	—	(608)
Other	1,795	—	1,698	—

Total current	4,975	(5,419)	5,945	(4,408)

Noncurrent:
Deferred compensation	6,056	—	4,370	—
Depreciation	—	(521)	—	(446)
Foreign tax credits	3,946	—	2,471	—
Intangibles	—	(4,711)	—	(5,901)
Morgan contracts	—	—	186	—
Leasehold improvements	2,182	—	2,784	—
Deferred rent	886	—	748	—
Other	—	(155)	—	—

Total noncurrent	13,070	(5,387)	10,559	(6,347)

Total	$18,045	$(10,806)	$16,504	$(10,755)

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

9. INCOME TAXES (Continued)

        A reconciliation of the statutory Federal income tax rate with Stanley's effective income tax rate at March 31 is as follows:

	2010	2009	2008
Statutory Federal rate	35.00%	35.00%	35.00%
State income taxes—net of Federal income tax benefit	3.81	3.98	4.45
Equity Compensation	0.35	0.40	0.65
Other	(0.09)	(0.13)	0.62

Effective tax rates	39.07%	39.25%	40.72%

        Adoption of FIN 48—In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). The Company adopted the provisions of FIN 48 on April 1, 2007. FIN 48 has been codified by the FASB and it is included in ASC 740, Income Taxes. ASC 740 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting for interim periods, and disclosures. ASC 740 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination by a taxing authority. The amount recognized is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, ASC 740 permits an entity to recognize interest and penalties related to tax uncertainties as income tax expense or operating expenses.

        The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company's tax years for 2006, 2007 and 2008 are subject to examination by domestic tax authorities and for 2002 through 2008 by foreign tax authorities. As a result of the implementation of ASC 740, the Company recognized a decrease of $0.3 million to retained earnings, an increase of $0.5 million to net deferred tax assets, a decrease to income taxes payable of $0.1 million and an increase in liabilities of $0.5 million for unrecognized tax benefits and $0.4 million for interest and penalties.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits at March 31 in thousands is as follows:

	2010	2009	2008
Unrecognized tax benefit at beginning of year	$2,413	$885	$453
Gross increases—tax positions in prior periods	274	—	22
Gross increases—tax positions in current period	1,470	435	410
Acquisitions—increases in tax positions in prior periods	—	1,271	—
Lapse of statute of limitations	(206)	(178)	—

Unrecognized tax benefit at end of year	$3,951	$2,413	$885

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits as interest expense and operating expenses, respectively. As of March 31, 2010, 2009 and 2008, the Company had approximately $0.8 million, $0.4 million and $0.5 million of accrued expenses related to interest and penalties, respectively.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

9. INCOME TAXES (Continued)

        The total amount of unrecognized tax benefits that would affect the Company's effective tax rate if recognized is $4.0 million as of March 31, 2010, $2.4 million as of March 31, 2009 and $0.9 million as of March 31, 2008. The Company does not anticipate any material changes in this position in the next 12 months.

10. 401(K) PLAN

        Stanley maintains a 401(k) plan for substantially all its employees. Employees may elect to defer up to the maximum amount permissible under the IRS code. After employees have completed a year of service, the Company matches 100% of the first 3% deferred and 50% of the next 2% deferred. Company matching contributions are immediately vested.

        Contributions by the Company to the 401(k) plan were $7.9 million, $5.7 million and $4.3 million for the years ended March 31, 2010, 2009 and 2008, respectively.

11. STOCKHOLDERS' EQUITY

Common Stock

        Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share equally in dividends declared, if any, by the board of directors.

        Stanley may elect to repurchase shares of outstanding common stock from employees in order to satisfy tax obligations upon the vesting of restricted stock or upon the exercise of stock options. Stanley repurchased 3,254, 7,715 and 14,490 shares of common stock during the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The shares were recorded at market value and presented as treasury shares.

Deferred Compensation and Stock Options

        Under the Amended and Restated 2006 Omnibus Incentive Compensation Plan (the "Omnibus Plan"), Stanley is authorized to provide awards for a maximum of 4,500,000 shares of common stock to directors, officers, employees or consultants. The Omnibus Plan allows for cash awards, restricted stock awards, restricted stock units, stock appreciation rights, performance units, fully vested shares, option awards and other equity-related awards. Vesting periods of these awards vary. Except as otherwise determined by the board of directors, the option awards may not have an exercise price less than the fair market value of the common stock on the date the option is granted.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

11. STOCKHOLDERS' EQUITY (Continued)

        The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility for the fiscal year ended March 31, 2010 was based on the historical volatility of the Company's stock price. Expected volatility in previous periods was based on a weighted-average of the historical volatilities of similar public entities. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of "plain vanilla" for purposes of applying the simplified method. This method was used as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time the shares have been publicly traded. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not issued dividends in the past nor does it currently intend to issue dividends in the near future.

        A summary of the weighted-average assumptions is presented below.

	As of March 31,
	2010	2009	2008
Volatility	38.9%	32.3%	34.4%
Expected Dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	2.6%	4.5%
Expected term (years)	3.5	3.5	3.5

        During the fiscal year ended March 31, 2010, the Company granted stock options to purchase 461,226 shares of common stock at a weighted-average exercise price of $25.22 per share, which reflects the fair market value at the date of grant. These options vest ratably over a period of three years and have a contractual term of five years. The weighted-average fair value of stock options granted during the fiscal years ended March 31, 2010, 2009 and 2008 was $7.66, $7.22 and $5.07, respectively. The stock options that vested during the fiscal years ended March 31, 2010, 2009 and 2008 had a combined fair value of $2.2 million, $1.3 million and $0.5 million, respectively. The weighted-average contractual term of options outstanding at March 31, 2010 was 3.6 years.

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

11. STOCKHOLDERS' EQUITY (Continued)

        A summary of stock option activity during the years ended March 31, 2008, 2009 and 2010 is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2007	2,014,986	$4.87
Granted during the year	570,125	$16.21
Exercised during the year	(784,636)	$3.14	$16,998
Forfeited during the year	(191,000)	$9.83

Outstanding, March 31, 2008	1,609,475	$9.15
Granted during the year	445,210	$26.43
Exercised during the year	(338,834)	$5.17	$7,762
Forfeited during the year	(111,452)	$14.90

Outstanding, March 31, 2009	1,604,399	$14.38
Granted during the year	461,226	$25.22
Exercised during the year	(237,844)	$8.40	$4,779
Forfeited during the year	(96,260)	$19.32

Outstanding, March 31, 2010	1,731,521	$17.82	$18,135

        A summary of nonvested stock options for the year ended March 31, 2010 is as follows:

	Shares	Weighted- Average Fair Value
Nonvested stock options at April 1, 2009	1,051,141	$5.46
Granted during the year	461,226	$7.66
Vested during the year	(404,642)	$5.41
Forfeited during the year	(95,297)	$5.96

Nonvested stock options at March 31, 2010	1,012,428	$6.43

        A summary of vested stock options at March 31, 2010, and stock options expected to vest in future periods is presented below.

Options	Number of Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Exercisable	719,093	$13.12	3.4	$10,910
Expected to vest	936,496	$21.15	3.7	$6,683

Exercisable and expected to vest	1,655,589

        During the fiscal year ended March 31, 2010, the Company granted 61,121 restricted stock awards at a weighted-average fair value of $26.01 per share that vest ratably over periods of one to three years. The weighted-average fair value of restricted stock awards granted during the fiscal years ended March 31, 2010, 2009 and 2008 was $26.01, $25.38 and $16.08, respectively. The restricted stock awards

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

11. STOCKHOLDERS' EQUITY (Continued)

that vested during the fiscal years ended March 31, 2010, 2009 and 2008 had a combined fair value of $1.4 million, $1.0 million and $0.2 million, respectively.

        A summary of restricted stock activity for the fiscal year ended March 31, 2010 is presented below.

Restricted Stock	Number of Shares	Weighted- Average Fair Value
Outstanding at April 1, 2009	676,437	$24.25
Granted	61,121	$26.01
Vested	(64,502)	$21.21
Forfeited	(60,612)	$24.38

Outstanding at March 31, 2010	612,444	$24.73

        For the fiscal years ended March 31, 2010, 2009 and 2008, the Company recorded $7.4 million, $6.3 million and $2.1 million of share-based payment expense. As of March 31, 2010, there was $12.0 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years. For the fiscal years ended March 31, 2010, 2009 and 2008, the total recognized tax benefits resulting from stock compensation was $2.6 million, $3.1 million and $2.5 million, respectively.

        Employee Stock Ownership Plan—Stanley maintains an Employee Stock Ownership Plan ("ESOP") designed to provide employee ownership of the Company's stock. The ESOP is available to substantially all of the Company's U.S. employees and is funded by periodic discretionary contributions. The Company contributed 47,500, 50,000 and 15,000 shares of common stock during the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The expense for shares contributed in the fiscal years ended March 31, 2010, 2009 and 2008 totaled $1.3 million, $1.4 million and $0.4 million, respectively.

        Employee Stock Purchase Plan—The Company maintains an Employee Stock Purchase Plan ("ESPP") and is authorized to issue up to 400,000 shares of common stock to employees. The ESPP permits eligible employees to purchase common stock at a price equal to 95% of the closing price of the common stock on the last day of each offering period. Employees purchased 45,986 shares of common stock for $1.2 million during the year ended March 31, 2010.

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

future minimum lease payments required under operating leases that have initial non-cancelable lease terms in excess of one year as of March 31, 2010:

Fiscal Year Ending March 31,	Minimum Lease Commitments
2011	$14,862
2012	13,434
2013	12,750
2014	11,853
2015	11,269
Thereafter	29,714

Total	$93,882

        Total rent expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $13.8 million, $12.3 million and $8.7 million, respectively.

        Capital Leases—Stanley has capital lease arrangements for certain office equipment and software licenses that are included in property and equipment in the accompanying balance sheets in the amount of $0.1 million and $0.4 million, net of accumulated depreciation, at March 31, 2010 and 2009, respectively. The assets under capital leases are amortized on a straight-line basis over their useful lives. The obligations are collateralized by the related leased equipment.

        Future minimum lease payments required under the capital leases at March 31, 2010, are as follows:

Fiscal Year Ending March 31,	Minimum Lease Commitments
2011	$121
2012	16
2013	8
2014	—
2015	—

Total Minimum lease payments	145
Less: Amount representing interest	(9)

Present value of minimum lease payments	136
Less: Current portion	(115)

Long-term portion	$21

        Contract Cost Audits—Substantially all payments to Stanley under cost-reimbursable contracts and subcontracts with the U.S. Government are provisional payments, which are subject to potential adjustments upon audit by the Defense Contract Audit Agency ("DCAA"). Audits through March 31, 2006 have been completed. In the opinion of management, adjustments resulting from the audits of all subsequent years are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

        Litigation—S.C. Diamond Litigation, Virginia Beach Circuit Court—On April 2, 2009, SC Diamond Associates, L.P. filed a lawsuit in Virginia Beach Circuit Court against us and Allied

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

        We dispute all the allegations against us, and have joined Allied and Travelers in a third-party action against Philips, alleging that Philips is liable for the warehouse fire. We are being defended in this action by our general liability insurer, which has issued a reservation of rights. Trial is scheduled to commence in October 2010. In management's opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

        Other Litigation—Other than as set forth above, neither the Company, nor any of its subsidiaries, are currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding currently threatened against the Company.

13. UNAUDITED QUARTERLY FINANCIAL DATA

        Unaudited summarized financial data by quarter for the fiscal years ended March 31, 2010 and 2009 are presented in the table below.

	June 26, 2009	September 25, 2009	December 25, 2009	March 31, 2010
	(in thousands, except per share data)
Fiscal 2010
Revenues	$208,747	$217,089	$227,022	$231,983
Cost of revenues	173,089	180,518	190,320	193,978
Operating income	18,736	20,318	20,013	20,645
Net income	10,664	11,753	11,836	12,031
Basic EPS	$0.46	$0.50	$0.50	$0.51
Diluted EPS	$0.45	$0.49	$0.49	$0.50

	June 27, 2008	September 26, 2008	December 26, 2008	March 31, 2009
	(in thousands, except per share data)
Fiscal 2009
Revenues	$172,566	$191,078	$203,597	$212,437
Cost of revenues	145,760	159,925	170,091	177,897
Operating income	14,306	16,343	17,483	18,523
Net income	8,317	8,728	9,678	10,508
Basic EPS	$0.37	$0.38	$0.42	$0.46
Diluted EPS	$0.35	$0.37	$0.41	$0.44

STANLEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data, or as otherwise noted)

14. SUBSEQUENT EVENTS

Proposed Acquisition by CGI Group Inc.

        On May 6, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with CGI Group Inc., a corporation organized under the laws of the Province of Québec, Canada ("CGI"), CGI Federal Inc., a Delaware corporation and an indirect wholly owned subsidiary of CGI ("CGI Federal"), and CGI Fairfax Corporation, a Delaware corporation and a direct wholly owned subsidiary of CGI Federal ("Merger Sub"), pursuant to which, among other things, Merger Sub agreed to commence a tender offer for all of the outstanding shares of the Company's common stock, subject to the terms and conditions of the Merger Agreement.

        Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a tender offer (the "Offer") to acquire all of the outstanding shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at a price of $37.50 per share, net to the selling stockholders in cash, without interest (the "Offer Price"). Following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger") and the Company will become a wholly owned subsidiary of CGI. At the effective time of the Merger, the shares of Common Stock not purchased pursuant to the Offer (other than shares held by the Company, CGI, CGI Federal, Merger Sub or by the Company's stockholders who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash, without interest, equal to the Offer Price.

        Consummation of the Offer is subject to various conditions, including among others, the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act, approval by the Committee on Foreign Investment in the United States, the receipt of certain other regulatory approvals and other customary closing conditions, each as described in the Merger Agreement. In addition, it is also a condition to the consummation of the Offer that at least a majority of the outstanding shares of Common Stock (determined on a fully diluted basis) shall have been validly tendered and not withdrawn in accordance with the terms of the Offer. Subject to the terms of the Merger Agreement, the Company has granted Merger Sub an option to purchase that number of newly-issued shares of Common Stock that is equal to one share more than the amount needed to give Merger Sub ownership of 90% of the outstanding shares of Common Stock (determined on a fully-diluted basis (which assumes conversion or exercise of all derivative securities regardless of the conversion or exercise price, the vesting schedule or the other terms and conditions thereof)) (the "Top-Up Option"). The Top-Up Option is exercisable only if Merger Sub acquires at least 80% of the outstanding shares of Common Stock pursuant to the Offer or otherwise. Merger Sub will pay the Company the Offer Price for each share acquired upon exercise of the Top-Up Option.

STANLEY, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(in thousands)

Allowance for Doubtful Accounts

	Balance at beginning of period	Charged to costs and expenses	Acquired in business combinations	Deductions	Balance at end of period
2008	609	369	—	(318)	660
2009	660	721	—	(244)	1,137
2010	1,137	323	—	(101)	1,359