Form 10-K/A
period 2010-03-31
Stanley, Inc.
filed 2010-06-22
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  001-33083

STANLEY, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3658790
(State of Incorporation)	(I.R.S. Employer Identification No.)

3101 Wilson Boulevard, Suite 700

Arlington, VA 22201

(Address of Principal Executive Offices, Including Zip Code)

(703) 684-1125

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 25, 2009 was approximately $489.8 million (based upon the closing price of $26.54 per share on September 25, 2009, as reported on the New York Stock Exchange). Only for the purpose of this computation, all directors, executive officers and 10% beneficial owners (excluding the Registrant’s Employee Stock Ownership Plan) of the Registrant have been treated as affiliates.

As of June 1, 2010, there were 24,347,202 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Stanley, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2010, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently comprised of eight directors, with one vacancy.

Directors

Name	Age	Principal Occupation/ Position Held With the Company
Mr. Philip O. Nolan	51	Chairman, President and Chief Executive Officer
Mr. George H. Wilson	52	Executive Vice President and Director
Mr. William E. Karlson	50	Director
Mr. James C. Hughes	66	Independent Director
Lt. General Richard L. Kelly, USMC (Ret.)	62	Independent Director
Mr. Charles S. Ream	66	Independent Director
Mr. John P. Riceman	69	Independent Director
General Jimmy D. Ross, USA (Ret.)	74	Independent Director

The following is a brief biography of each of our directors, including their experience, qualifications, attributes and skills which contributed to the Nominating and Corporate Governance Committee’s conclusion that each director is qualified to serve on the Board in light of our business and structure:

Mr. Philip O. Nolan has been our Chief Executive Officer since 2002 and our President and a member of our Board of Directors since 1996. In 2006, he became Chairman of our Board of Directors. From 1989 to 1995, Mr. Nolan served in various capacities, including program manager, general manager, Treasurer, Secretary and Vice President. Prior to joining us in 1989, Mr. Nolan served on active duty in the U.S. Navy from 1981 to 1988, most recently as Deputy Program Manager for Weapons Integration for the Submarine Launched Cruise Missile Project. Mr. Nolan remained an active member of the U.S. Navy Reserve following his release from active duty until his retirement in December 2005. Mr. Nolan received a B.S. degree in physics from the U.S. Naval Academy, an M.S.E. degree in engineering management from the Catholic University of America and a J.D. degree from George Washington University.

Mr. Nolan’s 21 years of service as a senior executive officer and 14-year tenure as President of our company, as well as his prior experience in the armed services, provide the Board of Directors with a deep understanding and appreciation of our business and the customers we serve. His service to Stanley, together with the leadership positions he has maintained in our industry, provide him with valuable perspective on leadership and management challenges that face our company.

Mr. George H. Wilson has been our Executive Vice President for strategic operations since April 2001 and has served as a member of our Board of Directors since July 2000. Prior to joining us in April 1989, Mr. Wilson served on active duty as an officer in the U.S. Navy submarine force from 1979 to 1986, and worked as a program manager at EG&G, and as a systems engineer at McDonnell Douglas Corporation. Since joining us, Mr. Wilson has served as program manager, director of systems integration, and Vice President of corporate development. Mr. Wilson received a B.S. degree in electrical engineering from the U.S. Naval Academy and an M.B.A. degree in management of science, technology and innovation from George Washington University.

In addition to his substantial tenure as an executive of our company and his prior experience in the armed services, Mr. Wilson’s role as head of our company’s strategic operations and business development functions, our company’s legislative liaison activities, as well as his active role in the business and professional community external to Stanley, through his memberships and active participation in industry groups, provides the Board of Directors with unique and valuable insight into our company’s business operations, strategic goals and future prospects.

Mr. William E. Karlson has been a member of our Board of Directors since 1996 and acted as Secretary of the Board until February 2006. Mr. Karlson retired as one of our Senior Vice Presidents in January 2009. Mr. Karlson also previously served as Senior Vice President and Vice President of the outsourced solutions division and of the corporate division. Prior to joining us in 1984, Mr. Karlson was an officer on deep-sea tractor tugboats for Faustug Marine from 1982 to 1983.

Mr. Karlson has a B.S. degree in marine engineering and marine transportation from the U.S. Merchant Marine Academy and an M.S. degree in software systems engineering from George Mason University.

Prior to his retirement from the company in 2009, Mr. Karlson was one of the company’s longest serving employees.  Mr. Karlson’s experience and familiarity with our company and his extensive knowledge of several of our key clients provide the Board of Directors with a valuable perspective.

Mr. James C. Hughes has been a member of our Board of Directors since 2000. He has 25 years of experience as a senior executive and general counsel with government contracting and commercial companies. Mr. Hughes previously served as the Chief Corporate Services Officer of INOVA Health System, is the former President and Chief Executive Officer of C3, Inc., has 12 years of senior management and leadership experience with BDM International, Inc. and is a former partner at the law firm of Dickstein, Shapiro and Morin. Mr. Hughes received a B.A. degree from the College of Arts and Sciences at Rutgers University, an M.A. degree from the College of Business and Public Administration at the University of Maryland and a J.D. degree from the University of Maryland.

Mr. Hughes brings to our Board of Directors over 25 years of experience as an executive and general counsel with government contracting and commercial companies and through such experience provides our Board of Directors with a deep understanding of the complex operational and governance matters that face a public company.  As one of our longest-serving Board members, Mr. Hughes also provides the Board of Directors with a broad knowledge of our industry, history and culture.

Lt. General Richard L. Kelly, USMC (Ret.) has been a member of our Board of Directors since 2005. His 35-year military career culminated in his last assignment as Deputy Commandant, Installations and Logistics, Headquarters, U.S. Marine Corps. He was responsible for the leadership, management, and modernization of worldwide Marine Corps logistics/supply chain; facilities and real estate; e-business and contracting; small business; and maintenance, distribution, and services. General Kelly is a Senior Fellow with LMI Government Consulting in McLean, Virginia. General Kelly also serves on the Board of Directors of Cascades Designs, Inc., and the Board of Visitors of the Pennsylvania State University Smeal College of Business. General Kelly’s degrees include a B.A. degree in history from Pennsylvania State University, a B.A. degree in economics and business administration from Chapman College, and an M.B.A. degree from Pepperdine University. He is a graduate of the National Defense University’s Industrial College of the Armed Forces (with distinction). General Kelly is also a distinguished graduate of both the Pennsylvania State University and Pittsburgh Central Catholic High School.

After a distinguished career in the U.S. Marine Corps, General Kelly brings to the Board of Directors substantial leadership and management experience, as well as familiarity with our key customers within the Department of Defense and ongoing Department of Defense initiatives and priorities that guide strategic business decisions.  General Kelly’s broad knowledge of the defense industry, together with his proven leadership and management skills, make him a valued strategic adviser to the Board.

Mr. Charles S. Ream joined our Board of Directors in 2006. Mr. Ream was Executive Vice President and Chief Financial Officer of Anteon International Corporation (acquired by General Dynamics Corporation) from April 2003 to June 2006. From October 2000 to December 2001, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. From January 1998 to September 2000, Mr. Ream served as Senior Vice President of Finance for Raytheon Systems Company. From January 1994 to December 1997, he served as Chief Financial Officer of Hughes Aircraft Company. Prior to joining Hughes Aircraft, Mr. Ream was a partner with Deloitte & Touche LLP. Mr. Ream currently serves as the Chairman of the Audit Committee and member of the Compensation Committee of the Board of Directors of DynCorp International, Inc. He is also a member of the Board of Directors of The Allied Defense Group, Inc., serving as Chairman of the Compensation Committee and a member of the Audit Committee. Additionally, Mr. Ream is a member of the Board of Directors and Chairman of the Audit Committee of Vangent, Inc. Mr. Ream served on the Board of Directors of Stewart & Stevenson from 2004 to 2006. Mr. Ream received a B.S. degree in accounting and a Masters of Accounting degree from the University of Arizona and is a Certified Public Accountant (inactive).

Mr. Ream’s extensive experience with accounting for government contractors and the related reporting process of a public company, as well as his years of service on several other public company boards, enable Mr. Ream to provide valuable strategic and business advice to the Board of Directors, as well as providing valuable insight into financial and governance matters facing our company.

Mr. John P. Riceman has been a member of our Board of Directors since 2000. He has more than 30 years of experience as a senior executive and manager serving in key operating, marketing, financial, and administrative roles in growth-oriented professional services companies. From 1996 until 2009, Mr. Riceman was Chief Executive Officer of Premise, Inc., a financial management consulting firm specializing in assisting its clients in the evaluation of potential acquisitions of other firms and in the negotiation of the sale or purchase of selected companies. Mr. Riceman has served as Chief Operating Officer of Integrated Microcomputer Systems, Inc. and C3, Inc., both government contracting information technology companies. He also has 15 years of senior management and leadership experience with BDM International, Inc. where he served as Chief Financial Officer. Mr. Riceman received a B.S. degree in engineering from the U.S. Military Academy and an M.S. degree in Operations Research from the U.S. Naval Postgraduate School.

Mr. Riceman’s substantial management and financial experience provide him with extensive knowledge of the complex financial and operational issues of a publicly-traded company.  Mr. Riceman, as one of our longest-serving board members, brings invaluable perspective and a deep understanding of our company’s history and values.

General Jimmy D. Ross, USA (Ret.) has been a member of our Board of Directors since 2001. He was a U.S. Army military officer for 36 years and retired as a four-star General in 1994. General Ross’ last active duty assignment was as Commander of the United States Army Materiel Command in Alexandria, Virginia-a worldwide command of 95,000 military and civilian personnel and 126 different organizations. Following his military retirement, General Ross served as an executive with the American Red Cross and is currently a consultant to Cypress International. General Ross is also a member of the Board of Directors of VSE Corporation. General Ross received a B.S.E. degree from Henderson State University and an M.A. degree in business management from Central Michigan University. He is also a graduate of the Industrial College of the Armed Forces, the U.S. Army Command and General Staff College, the U.S. Army Transportation Advanced Officer Course and the Basic Infantry Officer Course.

General Ross’s service as a distinguished officer in the U.S. Army, together with his last active duty assignment as Commander of the United States Army Materiel Command, provides the Board of Directors with significant familiarity of customers within the Department of Defense and ongoing Department of Defense initiatives and priorities that guide strategic business decisions. In addition, his many years of service as a director of our company, as well as another public company, provide him with valuable perspective on governance and management issues.

Executive Officers Who Are Not Directors

Name	Age	Position Held With the Company
Mr. James H. Brabston	42	Chief Operating Officer
Mr. John R. Brooks	55	Senior Vice President of Mission Systems Group
Mr. Scott D. Chaplin	43	Senior Vice President, General Counsel and Corporate Secretary
Mr. Brian J. Clark	39	Executive Vice President, Chief Financial Officer and Treasurer
Mr. Gregory M. Denkler	51	Executive Vice President of Shared Services
Mr. E. Patrick Flannery	42	Senior Vice President of Business Operations Group
Mr. Eric A. Wolking	35	Senior Vice President of Technical Programs Group

Mr. James H. Brabston began serving as our first Chief Operating Officer on April 12, 2010, after serving as the Senior Vice President of our mission systems group since November 2007. Mr. Brabston joined our company in 1990. From 2003 to 2007, Mr. Brabston served as a Vice President and account manager for defense programs. Prior to becoming Vice President, Mr. Brabston was a senior program manager directly responsible for all of our software development efforts being performed for the Department of the Army and U.S. Marine Corps. Mr. Brabston has also served in various functional, technical, and management capacities and has led the deployment of our personnel in support of Operation Desert Shield/Storm in Saudi Arabia and Operation Restore Hope in Somalia. Mr. Brabston earned a B.A. degree in economics from Syracuse University, and an M.S. degree in software engineering from George Mason University.

Mr. John R. Brooks succeeded Mr. Brabston as Group Manager for our Mission Systems Group. Mr. Brooks has over 33 years in the defense security and intelligence field with demonstrated success in operations, large-scale development projects, program management, practical application of advanced technologies, networks and data applications and business development. For the past two years, Mr. Brooks has served as the General Manager of our Oberon Division. Mr. Brooks joined Oberon Associates in 2005 as Vice President, Strategic Planning and Business Development, which was acquired by us in July 2008. Mr. Brooks’ experience originated during his service as a highly decorated Military Police and Military Intelligence officer in the U.S. Army. Mr. Brooks’ last Army assignment was as the Senior Intelligence Officer G-2, 4th Infantry Division, the U.S. Army’s first digital fighting unit. After retirement from the U.S. Army, he joined General Dynamics as a Senior Manager, responsible for development of real-time collaboration and knowledge management technology and associated business development targeted at the U.S. defense and intelligence market. Mr. Brooks is a graduate of The Citadel, The Military College of South Carolina and various military schools.

Mr. Scott D. Chaplin is our General Counsel, Senior Vice President and Corporate Secretary. Mr. Chaplin is responsible for all legal matters affecting our company and also provides executive management oversight to our contracts, pricing and procurement departments. Prior to joining us in 2005, he served as Vice President and General Counsel of BAE Systems Information Technology and prior to that as Vice President and General Counsel of DigitalNet Government Solutions. Earlier in his career, Mr. Chaplin practiced at the law firms of Reed Smith and Morgan Lewis & Bockius in Washington, D.C. He also served as Judicial Clerk to the Honorable Marian Horn, Judge, United States Court of Federal Claims, Washington, D.C. Mr. Chaplin received a B.A. degree from the University of Massachusetts at Amherst and a J.D. degree from American University.

Mr. Brian J. Clark has been our Chief Financial Officer and Treasurer since April 2006 and an Executive Vice President since November 2007. Prior to joining us, he held various executive positions at Titan Corporation from 2001 to 2006, most recently as Vice President and Corporate Controller. Prior thereto he had been Titan’s Vice President of Strategic Transactions where he managed the company’s mergers and acquisitions program, as well as divestitures, equity joint ventures and other strategic transactions. From 1996 to 2001, he held various positions at Arthur Andersen LLP, a public accounting firm, most recently as a Senior Manager. From 1994 to 1996, he held various positions at Deloitte & Touche LLP, a public accounting firm, most recently as a senior staff accountant. Mr. Clark holds a B.S. degree in Accounting from Virginia Polytechnic Institute and State University and is a Certified Public Accountant.

Mr. Gregory M. Denkler has been our Executive Vice President of shared services since November 2007. Mr. Denkler was Senior Vice President of operations from April 2003 until October 2007. From April 2000 to March 2003, Mr. Denkler was our Vice President and General Manager of the information technology and business systems division. Prior to joining our company in 1989, Mr. Denkler served on active duty in the U.S. Navy from 1981 to 1988, most recently as test and evaluation director for submarine weapon systems at the Naval Sea Systems Command. Mr. Denkler received a B.S. degree in oceanography from the U.S. Naval Academy and an M.B.A. degree from the Virginia Polytechnic Institute and State University.

Mr. E. Patrick Flannery has been the Senior Vice President of our business operations group since November 2007. Mr. Flannery joined our company in 1991. Prior to his current position, Mr. Flannery served as Vice President of corporate development and in program management roles for many of the company’s key customers, including the U.S. Marine Corps, Department of Energy and Department of State. Mr. Flannery received a B.S. degree in business administration from the University of Delaware and an M.B.A. degree from Johns Hopkins University.

Mr. Eric A. Wolking has been the Senior Vice President of our technical programs group since April 2009. Mr. Wolking joined our company in 1996 and most recently served as the Senior Vice President of corporate development and the head of our mergers and acquisitions program. Previously, Mr. Wolking served as the director of midwest operations and as an account manager for our federal civilian programs. Mr. Wolking holds an M.B.A. degree from The Anderson School of Management at the University of California, Los Angeles and a B.A. degree in international studies and economics from American University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2010, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten percent beneficial owners were complied with, except for a late report by Mr. Brabston with respect to the forfeiture of restricted shares by Mr. Brabston’s spouse on May 15, 2009 in connection with her resignation as an employee of the Company, which was reported on May 21, 2009.

Code of Ethics

We have adopted the Stanley, Inc. Code of Ethics that applies to all officers, directors and employees. In addition, we have also adopted the Stanley, Inc. Code of Conduct for Directors and Executive Officers that further highlights their particular duties and commitments. Both the Code of Ethics and the Code of Conduct are available on our website at www.stanleyassociates.com. A request for a print copy may be made in writing addressed to Investor Relations, Stanley, Inc., 3101 Wilson Boulevard, Suite 700, Arlington, VA 22201. If we make any substantive amendments to either the Code of Ethics or the Code of Conduct or grant any waiver from a provision of either code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Audit Committee

The Audit Committee was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The Audit Committee is composed of Messrs. Riceman (Chairman) and Ream and Lt. General Kelly.

The Board of Directors reviews the NYSE listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Sections 303A.01 and .02 of the NYSE listing standards). The Board of Directors has also determined that each of Messrs. Ream and Riceman qualify as an “audit committee financial expert,” as defined in applicable SEC rules and that all members are financially literate, as required by the Audit Committee charter. The Board made a qualitative assessment of the members’ level of knowledge and experience based on a number of factors, including formal education and experience. The Audit Committee charter provides that no member of the Audit Committee may serve on the audit committees of more than two other public companies unless the Board determines that such service does not impair the member’s ability to serve effectively on the Company’s Audit Committee. In addition to service on our Audit Committee, Mr. Ream also serves on the Audit Committees of DynCorp International, Inc., Vangent, Inc. and The Allied Defense Group, Inc. The Board of Directors has determined that this simultaneous service does not impair Mr. Ream’s ability to serve effectively on our Audit Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Report (1)

The Compensation Committee has reviewed and discussed the following “Compensation Discussion and Analysis” with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this report.

The Compensation Committee:

James C. Hughes (Chairman)

Charles S. Ream

General Jimmy D. Ross, USA (Ret.)

Lt. General Richard L. Kelly, USMC (Ret.)

(1)                                  The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during fiscal 2010, or as of the date of this report, is or has been one of our officers or employees and none of our executive officers served on the compensation committee or board of any company that employed any member of our Compensation Committee or Board of Directors.

Compensation Discussion and Analysis

Executive Compensation Policy

Overview.  This section discusses the principles underlying our executive compensation program and what we believe to be the most important factors relevant to an analysis of our compensation decisions with respect to our Named Executive Officers (set forth below) during fiscal 2010. It provides qualitative information regarding the manner and context in which compensation was awarded to, and earned by, our Named Executive Officers and places in perspective the data presented in the tables and narratives that follow. The Compensation Committee of our Board of Directors, or the Committee, is responsible for overseeing our compensation program, including the compensation awarded to our Named Executive Officers. For more information on the process and procedures of the Committee, see “Information Regarding Committees of the Board of Directors—Compensation Committee” above.

For fiscal 2010, our Named Executive Officers consisted of: Mr. Philip Nolan, Chairman, President and CEO; Mr. Brian Clark, Executive Vice President, Chief Financial Officer and Treasurer; Mr. Scott D. Chaplin, General Counsel, Secretary & Senior Vice President; Mr. Gregory Denkler, Executive Vice President, shared services; and Mr. George Wilson, Executive Vice President, strategic operations.

Compensation Philosophy and Objectives.  The Committee’s primary focus in fiscal 2010, as in prior years, was to formulate an executive compensation program that:

•             is competitive, in structure as well as amounts of compensation;

•             rewards the performance of our executives in accordance with their relative contributions to our financial and strategic objectives; and

•             emphasizes the retention of the executive management team.

Similar to fiscal 2009, in fiscal 2010 our annual cash incentive program placed emphasis on the overall corporate performance measures that we believe contribute both to our short-term performance as well as to longer-term growth in stockholder value-consolidated revenue, earnings per share and free cash flow-and to more effectively reward our executives for their respective contributions to our overall corporate performance and/or the individual divisions they oversee.  We believe that our overall compensation program strikes the appropriate balance between competitiveness, executive motivation and retention and our strategic plan and actual financial performance, with the ultimate objective of increasing long-term performance and stockholder return.

Based on our strong fiscal 2010 performance, as described in Management’s Discussion and Analysis included in the Form 10-K, we believe that the compensation for each of our Named Executive Officers appropriately reflected our fiscal 2010 operating results.

Determining Amounts of Compensation

We determine the appropriate level for each component of executive compensation we pay based primarily, but not exclusively, on the Committee’s review of competitive peer group and general compensation survey data, the Committee’s view of internal equity and consistency among executives at various levels within our organization, and the recommendation of Mr. Nolan, our CEO. There is no fixed or rigid formula for determining compensation, however, and the Committee retains the flexibility to take into account other objective and subjective considerations it deems relevant during the year, such as rewarding extraordinary executive contributions, overall company performance for the year and increases or decreases in job responsibilities.

Competitive Market Data Review.  As a first step in establishing compensation for our executives, the compensation consultant retained by the Committee during fiscal 2010, Mercer (US), Inc., provided competitive data for base salary, annual cash incentive awards and long-term stock-based incentives paid by a peer group of publicly-traded, U.S.-based professional services companies that serve the government sector and thus are in the same industry and compete with us for the same executive talent. The companies comprising our core peer group for fiscal 2010 were increased from seven to twelve companies, six of which are carryovers from fiscal year 2009.  One company was removed due to its acquisition and five new companies were added.  The Compensation Committee, with Mercer’s assistance, added five new publicly-traded U.S.-based professional services companies that serve the government sector to the peer group.  The companies comprising our fiscal 2010 peer group are set forth below:

•             CACI International, Inc.

•             CIBER, Inc.

•             Dynamics Research Corp.

•             DynCorp International, Inc.

•             ICF International, Inc.

•             Kratos Defense and Security Solutions, Inc.

•             ManTech International Corp.

•             MAXIMUS, Inc.

•             NCI, Inc.

•             Sapient Corp.

•             SI International, Inc.

•             SRA International, Inc.

Mercer provided compensation information for each of these companies, including SI International, Inc., which, despite its recent acquisition by Serco, Inc., we believed remained part of our competitor group and the information on their key executives was publicly-available. While it reviewed this general survey data, in fiscal 2010 as in fiscal 2009, the Committee predominantly looked to the core peer group data as the primary source of competitive data as we believe these companies are our true competitors and our primary source of, and competition for, executive talent.

The Committee reviewed the core peer group and general survey information to obtain a general understanding of current compensation practices, but did not specifically target, or “benchmark,” any element of compensation or the total compensation paid to the executives to base, justify or provide a framework for any compensation decision.

Internal Equity. One of the key considerations of the Committee in determining each executive’s compensation for the year is to ensure that all executives within a certain level of management, such as Executive Vice Presidents or Senior Vice Presidents, are treated similarly and equitably. These executives typically have similar levels of responsibility and expectations and we believe this promotes fairness and equally motivates our executives toward common company goals and objectives. As discussed above, however, the Committee retains the flexibility to recognize outstanding executive performance during the year as it deems necessary.

CEO Recommendations. As in prior years, during fiscal 2010, Mr. Nolan, our CEO, provided recommendations to the Committee with respect to base salary increases, performance targets and award amounts for the annual incentive compensation program and the value of long-term equity grants for each Named Executive Officer other than himself. Mr. Nolan based his compensation recommendations on the same core peer group data reviewed by the Committee and his subjective review of each officer’s overall performance and contribution to our business during the prior year. While the Committee considers the recommendations of Mr. Nolan, the Committee independently evaluates the recommendations and makes all final compensation decisions. The compensation of Mr. Nolan, including base salary amounts, performance targets and award amounts for the annual incentive compensation program and the value of equity grants, are decided by the Committee, and ratified by the Board of Directors.

Principal Elements of Compensation

Similar to prior years, the compensation paid to our Named Executive Officers during fiscal 2010 consisted of the following three primary components:

•                  Base salary—We provide a fixed base salary to our executives to provide for a level of compensation that is assured;

•                  Annual cash incentive awards—We provide annual cash incentive awards to our executives in order to reward them for achievement of annual performance goals; and

•                  Long-term equity incentive awards—We provide long-term equity incentive awards to our executives, comprised of service-based stock options and restricted stock and performance-based restricted stock, which are intended to reward them for prior service and motivate them to stay with us and build long-term stockholder value.

We view these components as related, but having distinct attributes. Although the Committee does review the total compensation paid to the Named Executive Officers during the year, we do not generally believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components.

Base salary.  In determining the fiscal 2010 base salary increases for our Named Executive Officers, the Committee considered the core peer group data which indicated that, overall, fiscal 2009 base salaries for our executives were below the median of the competitive market. Because we believe it is appropriate to pay base salaries, our only element of fixed compensation, competitive with the market,  the Committee awarded base salary increases for fiscal 2010, as set forth below:

Name	Increase in Base Salary (%)	Fiscal 2010 Base Salary ($)
Mr. Nolan	12.5	$450,000
Mr. Clark	10.3	$320,000
Mr. Chaplin	9.6	$285,000
Mr. Denkler	7.7	$280,000
Mr. Wilson	7.7	$280,000

The salary increases for Messrs. Chaplin, Denkler and Wilson were also based on internal equity considerations and our desire to treat each executive relatively equal.

Annual Cash Incentive Awards.  During fiscal 2010, each Named Executive Officer participated in our annual cash incentive award program. Each executive’s fiscal 2010 incentive amount was determined as follows:

•                  Target Award.  Each executive’s target cash incentive award was expressed as a percentage of his base salary for the year, as set forth in the table below.

Name	Threshold Award Percentage	Threshold Award ($)	Target Award Percentage	Target Award ($)	Overachieve Award Percentage	Overachieve Award ($)
Mr. Nolan	35%	157,500	100%	450,000	150%	675,000
Mr. Clark	26.2%	84,000	75%	240,000	112.5%	360,000
Mr. Chaplin	21%	59,900	60%	171,000	90%	256,500
Mr. Denkler	21%	58,800	60%	168,000	90%	252,000
Mr. Wilson	21%	58,800	60%	168,000	90%	252,000

•                  Performance Goals.  The actual amount of the cash incentive award paid for fiscal 2010 was determined based upon the Committee’s review of the achievement of four general categories of information. Specifically, the Committee reviewed certain objective financial and operational performance goals, which we believe are the best indicators of our annual performance, as well as subjective or qualitative goals within three additional categories: People, Process and Perspectives.

•                  Financial and Operational Performance Goals.  As in fiscal 2009, the Committee focused and rewarded the executives for the financial and operational performance measures for which they have direct control and which, we believe, most directly affect our long-term growth.  Under the annual incentive compensation plan, 70% of each executive’s potential incentive compensation for the year was based on achievement of financial and operational performance objectives, similar to prior years. For those executives responsible for our overall corporate performance, including each Named Executive Officer, this portion of each executive’s annual incentive award was based on the following corporate measures:

Objective	Weighting
Consolidated Revenue	50%
EPS	35%
Free Cash Flow	15%

The Committee established threshold, target and overachieve targets for each of the Consolidated Revenue, Free Cash Flow and EPS metrics. Threshold, or 50% of target, emphasized that a minimum level of performance for each metric was necessary in order for the executive to earn the award, while overachieve, or 150% of target, provided the executives the ability to earn above target annual incentive amounts if we exceeded our goals. In order to further focus the executives on the corporate metrics that we believe are the key factors affecting our growth and stockholder return, the 50% “overachieve” potential annual incentive award for financial and operations performance was based on the Consolidated Revenue and EPS metrics only. The financial and operational goals were determined based upon our fiscal 2010 financial plan, as determined by the senior management team and approved by the Board of Directors, and were as set forth below:

Corporate Performance Goal	Threshold	Target	Overachieve
Consolidated Revenue	$850 Million	$890 Million	$928 Million
EPS	$1.65	$1.72	$1.79
Free Cash Flow	$27.9 Million	$33.1 Million	N/A

•                  People Goals.  As in fiscal 2009, Mr. Nolan recommended that 20% of the fiscal 2010 cash incentive would be based on the achievement of certain goals relating to the quality of our workforce. The qualitative objectives in this area for fiscal 2010 were to promote leadership to achieve corporate objectives (to be evaluated based in part on the teamwork displayed among senior executives), achieve the highest quality workforce in our industry and enhance our culture.

•                  Process and Perspectives Goals.  The remaining 10% of the potential fiscal 2010 cash incentive awards was split evenly between Process and Perspectives criteria, each of which were also recommended by Mr. Nolan. Such criteria included maintaining effective company communications, customer-focused internal organizations and processes, achieving the highest levels of customer satisfaction, establishing lasting customer relationships and increasing name recognition and visibility.

•                  Determination of Award Amounts.  In evaluating fiscal 2010 financial performance, the Committee noted that we exceeded our “overachieve” target amounts for EPS and Group Revenue, exceeded our target amounts for Free Cash Flow and exceeded our threshold amount for Consolidated Revenue, EBIT, DSO and direct labor.

With respect to our People and Process and Perspectives objectives, the Committee noted the teamwork among the senior management team, including the Named Executive Officers.

Long-Term Equity Incentive Awards.  We provide long-term equity incentive awards to our executives, including each of the Named Executive Officers, in the form of service-based stock options and restricted stock awards, each of which vest ratably over a three-year period. We chose these forms of equity awards based on the recommendation of Mercer and our review of the core peer group data. In addition, as discussed above, we utilize these amounts, in part, to retain executives and we believe each provides a substantial retention mechanism.

During fiscal 2010, Mercer informed the Committee that our executive team was, on average, positioned at the 75th percentile of the core peer group in total direct compensation. In order to maintain the Committee’s fiscal year 2009 objective to add more performance-based awards to the compensation program, while at the same time spreading the expense of such awards and the retention benefits over an extended period, the Committee continued to include the following in our long-term equity program for fiscal 2010:

•                  two-thirds of each executive’s annual equity award will be comprised of service-based stock options and restricted stock grants, similar to prior years and generally as determined and discussed below; and

•                  the remaining one-third straight service-based grants will be foregone in favor of larger awards that are 100% performance-contingent and paid in restricted stock.

The performance-based restricted stock awards granted in fiscal year 2009 had a four year term and were intended to represent the one-third performance-contingent grants for fiscal years 2010-2012, thus no further performance-based awards were granted in fiscal year 2010. The fiscal year 2009 performance-based restricted stock awards will be earned based on the achievement of Consolidated Revenue and EPS targets over a three-year performance period. The Committee chose these two performance metrics as it believes these metrics are the key indicators of our growth and return on stockholder value over the next several years. Seventy-five percent of the awards will vest, if at all, upon achievement of the performance targets after three years, with the remaining 25% to vest one year after the performance criteria have been met based on continued service. In addition, in the event the Consolidated Revenue target is achieved during the first, second or third year of the three-year performance period, but the EPS target is not, the award may still be earned if both targets are achieved by fiscal year 2012. The Committee believes the structure of these awards furthers both our performance and retention objectives.

The service-based stock option and restricted stock grant was targeted at 80% stock options and 20% restricted stock. We place greater emphasis on stock options as, while they are a retention tool, we also believe stock options are inherently performance-based as the executive only receives value from the award if the price of our common stock increases.

Individual grant sizes for the awards made in fiscal 2010 were primarily determined based on a value commensurate with the Mercer peer group data and with positioning the executives to be at approximately 75th percentile of the Mercer peer group in total direct compensation, a level the Committee deemed appropriate. Because the Mercer peer group review indicated that our executive base salaries and total cash compensation (base salary plus incentive) were at the 25th percentile and median of the Mercer peer group, respectively, a larger percentage of each executive’s annual compensation was determined to be delivered in the form of equity awards, which was consistent with our focus on performance-based equity awards, retention and return on stockholder value.

Our equity awards are granted at the beginning of each fiscal year in order to recognize the executive’s performance during the prior fiscal year as well as to incentivize performance and encourage retention for the coming years. Because our equity awards are designed to motivate our executives to stay with our company and increase stockholder value, the Committee generally does not consider an executive’s current stock or option holdings as a material component in making decisions for additional awards.

The following table sets forth the equity awards for each Named Executive Officer during fiscal 2010 (in shares of common stock underlying awards):

	Fiscal 2010 Equity Awards
Name	Annual Option Award	Annual Restricted Stock Award	Total
Mr. Nolan	38,749	7,473	46,222
Mr. Clark	17,714	3,416	21,130
Mr. Chaplin	12,621	2,433	15,054
Mr. Denkler	12,401	2,391	14,792
Mr. Wilson	12,401	2,391	14,792

Equity Grant Practices. The Committee approves grants of equity awards, including to the Named Executive Officers, at the Committee’s first fiscal quarter meeting each year. Special grants to newly-hired employees are generally granted in the month of hire. While our Board has delegated the authority for Mr. Nolan to approve grants of stock option awards, up to certain maximum amounts, as a hiring and retention tool, to date, this authority has not been utilized. The exercise price of any option grant is equal to the fair market value of the shares on the date of grant, which is the closing price of our common stock on the New York Stock Exchange.

Change in Control Agreements

As previously disclosed, we entered into change in control severance agreements with certain of our executive officers, including each of the Named Executive Officers. The amounts and types of severance benefits payable to the executives under the agreements were determined based on the prevailing structure and amounts within the core peer group companies.

The agreements provide for a “double trigger,” meaning that the executives will only be entitled to the severance benefits if a change in control occurs and the executive is terminated without cause or terminates his employment for good reason within a certain period of time following a change in control (or a potential change in control). We believe change in control protections alleviates concerns regarding the possible occurrence of such a transaction, allowing our senior executives to focus their attention on our business. We also believe, however, that if the executive is terminated without cause or the executive terminates employment for good reason within a certain period of time following the transaction, the executive should be afforded a certain level of protection from termination outside of his control.

For a more detailed discussion of the terms of these agreements, including a definition of the key terms and the estimated benefits payable thereunder, see the “Potential Payments Upon Termination or Change in Control” section below.

Perquisites

We do not provide substantial perquisites or personal benefits to our executive officers, including the Named Executive Officers, that are not otherwise available to our employees generally. We provide our executives with an annual “executive allowance,” to be paid monthly, so that our executives could spend this portion of their compensation as they choose from a list of designated items. These items include: car allowance; physical exams; club membership not used exclusively for business entertainment; air travel club memberships; first class business travel outside of normal company policy; additional business travel insurance; supplemental life insurance; season tickets to sporting or cultural events; and annual fees for certain corporate credit cards. Each Named Executive Officer’s executive allowance was determined based on our core peer group review and internal equity principles. For fiscal 2010, each Named Executive Officer’s allowance was as follows: Mr. Nolan, $30,000; and Messrs. Clark, Chaplin, Denkler and Wilson, $20,000.

Government and Tax Considerations

Government Limitations on Compensation.  As a government contractor, we are subject to the Federal Acquisition Regulation, or FAR, which governs the reimbursement of costs by our government customers. FAR 31.205-6(p) limits the allowability of senior executive compensation to a benchmark compensation cap established each year by the Administrator of the Office of Federal Procurement Policy under Section 39 of the Office of Federal Procurement Policy Act (41 U.S.C. 435). The benchmark cap applies to the five most highly compensated employees in management positions in each home office and each of our business segments. When comparing senior executive compensation to the benchmark cap, all wages, salary, bonuses and deferred compensation, if any, for the year, as recorded in our books and records, must be included. The current benchmark compensation cap, effective January 1, 2010, and as published in the Federal Register, is $693,951. Any amounts over the cap are considered unallowable and are therefore not recoverable under our government contracts.

Deductibility of Executive Compensation.  Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of certain compensation in excess of $1,000,000 paid in any one year to the principal executive officer and the other three highest paid executive officers (other than the principal financial officer). Qualified performance-based compensation will not be subject to this deduction limit if certain requirements are met. As described above, a portion of our annual cash incentive awards and our performance-based restricted stock awards are determined based upon the achievement of certain pre-determined performance goals, which permits us to deduct such awards despite the deduction limits otherwise imposed by Section 162(m). In addition, stock options are inherently performance-based and qualify for the qualified performance-based compensation exemption from the deduction limits under Section 162(m). Only the base salaries and the service-based restricted stock awards are not exempt from the deduction limits imposed under Section 162(m). While we will continue to monitor our compensation programs in light of Section 162(m), the Committee considers it important to retain the flexibility to design compensation programs that are in the best long-term interests of our company and our stockholders. As a result, the Committee may conclude that paying compensation at levels that are not deductible under Section 162(m) is nevertheless in the best interests of the Company and our stockholders.

Executive Compensation Tables

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Named Executive Officers for service during the last three completed fiscal years, whether or not such amounts were paid in such year:

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Philip O. Nolan	2010	437,693	188,469	296,674	575,400	42,277	1,540,513
Chairman, President &	2009	374,004	3,340,025	231,647	612,000	41,142	4,598,818
CEO	2008	338,750	154,279	431,859	510,000	50,890	1,485,778

Brian J. Clark	2010	311,846	86,152	135,624	306,900	31,983	872,505
Executive Vice President &	2009	280,558	1,982,109	107,972	332,775	29,706	2,733,120
CFO	2008	257,500	98,656	161,112	292,500	27,509	837,277

Scott D. Chaplin	2010	277,923	61,360	96,630	218,600	26,137	680,650
Senior Vice President, General Counsel and Corporate Secretary

Gregory M. Denkler	2010	273,539	60,301	94,946	214,800	32,516	676,102
Executive Vice President	2009	233,163	1,323,158	74,461	230,100	31,447	1,892,329
	2008	224,583	74,011	120,828	202,500	33,862	655,784

George H. Wilson	2010	273,539	60,301	94,946	214,800	33,000	676,586
Executive Vice President	2009	237,029	1,323,158	74,461	220,200	31,488	1,886,336
	2008	224,167	86,372	140,958	202,500	38,136	692,133

(1)                                  For fiscal 2010, amounts reflect fiscal year 2009 base salary until May 1, 2009, at which point fiscal 2010 base salary amounts became effective. See the “Compensation Discussion and Analysis—Principle Elements of Compensation—Base Salary” above for information on each Named Executive Officer’s fiscal 2010 base salary.  Values reflect base salary actually received by each named executive officer in the years presented, which depending on the position of pay periods within a calendar year, may not equal an Named Executive Officer’s stated annual salary.

(2)                                  The amounts reported in the Stock Awards column and the Option Awards column reflect aggregate grant date fair value computed in accordance with Financial Accounting Standards Board ASC Topic 718. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be recognized by the named executive officer. For 2010, assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the fiscal year ended March 31, 2010.

(3)                                  Amounts in this column reflect the amounts earned by each Named Executive Officer under our fiscal 2010 annual cash incentive plan. For additional information on this plan, see “Compensation Discussion and Analysis—Annual Cash Incentive Awards” above and the Grants of Plan-Based Awards Table below.

(4)                                  Amounts in this column for each respective Named Executive Officer are set forth in the table below and include an executive allowance, tax planning and preparation fees and matching contributions to our 401(k) plan for each Named Executive Officer. For additional information on each executive’s executive allowance for fiscal 2010, see “Compensation Discussion and Analysis—Perquisites” above. Amounts included under “tax planning and preparation” reflect actual cost to us for these tax services on behalf of the executive.

	Executive Allowance ($)	Tax Planning and Preparation ($)	401(k) Contributions ($)	Total ($)
Philip O. Nolan	30,000	2,500	9,777	42,277
Brian J. Clark	20,000	1,875	10,108	31,983
Scott D. Chaplin	20,000	1,875	4,262	26,137
Gregory M. Denkler	20,000	2,500	10,016	32,516
George H. Wilson	20,000	2,500	10,500	33,000

Grants of Plan-Based Awards

The following Grants of Plan-Based Awards table provides additional information about cash incentive awards payable based on fiscal 2010 performance and restricted stock and option awards granted to our Named Executive Officers during fiscal 2010:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#) (2)	Options (#) (3)	Awards ($/Sh)	Awards ($)(4)
Philip O. Nolan		157,500	450,000	675,000	—	—	—	—
	5/6/2009				—	38,749	25.22	296,674
	5/6/2009				7,473	—	—	188,469

Brian J. Clark		84,000	240,000	360,000	—	—	—	—
	5/6/2009				—	17,714	25.22	135,624
	5/6/2009				3,416	—	—	86,152

Scott D. Chaplin		59,900	171,000	256,500	—	—	—	—
	5/6/2009				—	12,621	25.22	96,630
	5/6/2009				2,433	—	—	61,360

Gregory M. Denkler		58,800	168,000	252,000	—	—	—	—
	5/6/2009				—	12,401	25.22	94,946
	5/6/2009				2,391	—	—	60,301

George H. Wilson		58,800	168,000	252,000	—	—	—	—
	5/6/2009				—	12,401	25.22	94,946
	5/6/2009				2,391	—	—	60,301

(1)                                  Amounts in these columns represent the estimated threshold, target and maximum possible payouts under our fiscal 2010 annual cash incentive plan. For the actual amounts earned by the Named Executive Officers, see the “Non-Equity Incentive Compensation” column of the Summary Compensation Table. See the “Compensation Discussion and Analysis—Annual Cash Incentive Awards” above for a discussion of the determination of the actual amounts awarded under the plan.

(2)                                  Amounts in this column represent the number of shares of our common stock underlying restricted stock awards issued to our Named Executive Officers in fiscal 2010. These awards were granted based, in part, on each executive’s performance during fiscal year 2010. See the “Compensation Discussion and Analysis—Long-Term Equity Incentive Awards” above. These shares vest annually in three equal installments.

(3)                                  Amounts in this column represent the number of shares of our common stock underlying options issued to our Named Executive Officers during fiscal 2010. These awards were granted based, in part, on each executive’s performance during fiscal year 2010. See the “Compensation Discussion and Analysis—Long-Term Equity Incentive Awards” above. These options vest annually in three equal installments.

(4)                                  Amounts in this column represent the grant date fair value of the restricted stock and stock option awards in fiscal 2010, as computed in accordance with ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding each unexercised stock option and unvested shares of restricted stock held by each of our Named Executive Officers as of March 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (5)	Grant Date	Market Value of Shares or Units of Stock That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#) (6)	Equity Incentive Plan Awards: Market Value of Shares That Have Not Vested ($) (7)
Philip O. Nolan	12,000	—		1.78	3/31/2010	3,370	5/3/2007	95,337	126,445	3,577,129
	47,250	54,000	(1)	8.65	5/4/2011	4,340	5/8/2008	122,779
	59,926	29,964	(2)	15.26	5/3/2012	4,982	5/6/2009	140,941
	11,251	22,503	(3)	25.15	5/8/2013
	—	38,749	(4)	25.22	5/6/2014

Brian J. Clark	14,000	—		6.56	4/3/2016	2,155	5/3/2007	60,965	75,867	2,146,277
	22,356	11,179	(2)	15.26	5/3/2012	2,024	5/8/2008	57,259
	5,244	10,489	(3)	25.15	5/8/2013	2,278	5/6/2009	64,445
	—	17,714	(4)	25.22	5/6/2014

Scott D. Chaplin	8,500			5.50		1,888	5/3/2007	53,412	50,578	1,430,852
	15,000	—		7.86		1,396	5/8/2008	39,493
	19,558	9,782		15.26	5/3/2012	1,622	5/6/2009	45,886
	3,616	7,234		25.15	5/8/2013
	—	12,621		25.22	5/6/2014

Gregory M. Denkler	6,000	—		2.35	4/29/2013	1,618	5/3/2007	45,773	50,578	1,430,852
	30,000	—		3.33	5/4/2014	1,396	5/8/2008	39,493
	27,000	18,000	(1)	7.86	5/4/2016	1,594	5/6/2009	45,094
	16,766	8,384	(2)	15.26	5/3/2012
	3,616	7,234	(3)	25.15	5/8/2013
	—	12,401	(4)	25.22	5/6/2014

George H. Wilson	6,708	—		3.33	5/4/2014	1,888	5/3/2007	53,412	50,578	1,430,852
	27,000	18,000	(1)	7.86	5/4/2016	1,396	5/8/2008	39,493
	19,558	9,782	(2)	15.26	5/3/2012	1,594	5/6/2009	45,094
	3,616	7,234	(3)	25.15	5/8/2013
	—	12,401	(4)	25.22	5/6/2014

(1)                                  50% of the remaining unvested shares subject to this option vested on May 4, 2010, and the remaining shares will vest on May 4, 2011.

(2)                                  The remaining unvested shares subject to this option vested on May 3, 2010.

(3)                                  50% of the remaining unvested shares subject to this option vested on May 8, 2010, and the remaining shares will vest on May 8, 2011.

(4)                                  33% of the remaining unvested shares subject to this option vested on May 6, 2010, and the remaining shares will vest on May 6, 2011, and May 6, 2012.

(5)                                  The remaining unvested shares subject to the restricted stock grant dated May 3, 2007, vested on May 3, 2010; 50% of the remaining unvested shares subject to the restricted stock grant dated May 8, 2008, vested on May 8, 2010, and the remaining will vest on May 8, 2011; and 33% of the remaining unvested shares subject to the restricted stock grant dated May 6, 2009, vested on May 6, 2010, and the remaining shares will vest on May 6, 2011 and May 6, 2012.

(6)                                  75% of the awards vest on the date the Company files its Form 10-K for the fiscal year ended March 31, 2011 with the SEC if, by such date, certain revenue and earnings per share targets have been achieved by the Company (the “Performance Targets”), and 25% vest on March 31, 2012 if the Performance Targets have previously been met.

(7)                                  Market value based on $28.29, the closing price of our common stock on March 31, 2010, the last day of fiscal 2010.

Option Exercises and Stock Vested

The following table sets forth information regarding stock options exercised by our Named Executive Officers during fiscal 2010:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Philip O. Nolan	24,000	643,320	5,540	143,790
Brian J. Clark	—	—	3,166	82,089
Scott D. Chaplin	—	—	2,583	66,925
Gregory M. Denkler	—	—	2,313	59,956
George H. Wilson	53,292	1,227,388	2,583	66,925

(1)                                  Value realized based on difference between the closing price of our common stock on the date of exercise and the exercise price of the shares subject to the option.

(2)                                  Value realized is based on the closing price of our common stock on the date of vesting.

Nonqualified Deferred Compensation

On May 6, 2009, the Board adopted the Stanley Executive Savings Plan, or the Savings Plan, for the purpose of attracting high quality executives and promoting in them increased efficiency and an interest in the successful operation of the Company. Under our Savings Plan, a participant, including our Named Executive Officers, is permitted to defer receipt of up to 80% of their base salary and 100% of their bonus, commissions and/or restricted stock awards. The Company has the discretion to make contributions to the Savings Plan at any time on behalf of any participant. No participant has the right to receive any contributions in a particular year regardless of whether contributions are made on behalf of other participants.

In addition, pursuant to the terms of our 2002 Executive Deferred Compensation and Equity Incentive Plan, the Compensation Committee could elect to issue awards of restricted stock to the award recipient directly or to a rabbi trust, or the Trust, established by us on behalf of the recipients for tax deferral purposes. Awards of restricted stock were issued into the Trust on two occasions, in 2004 and 2006, including on behalf of certain of the Named Executive Officers. No other contributions have been made to the Trust. All unvested shares of restricted stock held in the Trust vested in full upon our initial public offering, and thus all shares in the Trust are fully vested.

While held in the Trust, the Named Executive Officers have no rights in the shares, including no right to vote the shares or to receive or retain any dividends and distributions paid or distributed on the shares; provided, however, that any dividends or distributions paid will automatically be added to each executive’s aggregate shares held in the Trust. Other than any declaration of dividends or other distributions, there is no right to additional earnings on the shares held in the Trust. Upon termination of employment for any reason, the Named Executive Officer will be entitled to receive all of the vested shares of stock held on behalf of the recipient in the Trust.

The following table shows the nonqualified deferred compensation for each Named Executive Officer as of March 31, 2010, pursuant to the Savings Plan and the 2002 Executive Deferred Compensation and Equity Incentive Plan:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Philip O. Nolan	36,346	—	457	—	8,748,709
Brian J. Clark	53,539	—	5,320	—	483,209
Scott D. Chaplin	—	—	—	—	—
Gregory M. Denkler	37,154	—	3,544	—	4,599,066
George H. Wilson	—	—	—	—	6,215,030

(1)                                  Amounts represent the aggregate executive contributions made by the Named Executive Officer under the Savings Plan.

(2)                                  Amounts represent the aggregate dividends, interest and market value changes accrued under the Savings Plan for each Named Executive Officer.

(3)                                  Amounts represent the Named Executive Officer’s account balance under the Savings Plan and the value of the vested shares held in Trust, which is based on the closing market price of our common stock on March 31, 2010, or $28.29, multiplied by the number of vested shares:

Name	Shares of Vested Restricted Stock (#)	Aggregate Value as of March 31, 2010 ($)
Philip O. Nolan	307,950	8,711,906
Brian J. Clark	15,000	424,350
Scott D. Chaplin	—	—
Gregory M. Denkler	161,130	4,558,368
George H. Wilson	219,690	6,215,030

Potential Payments Upon Termination or Change in Control

Change in Control and Severance Payments.  As discussed under “Compensation Discussion and Analysis-Adoption of Change in Control Agreements” above, we entered into Change in Control Severance Agreements with each of the Named Executive Officers, as well as other senior officers, on June 26, 2008. We have summarized and quantified the estimated payments under the agreements, assuming a termination event occurred on March 31, 2010, below.

The Change in Control Severance Agreements are “double trigger” agreements, meaning that the payment of the severance and benefits thereunder require both a “change in control” (as defined below) and a qualifying termination of the executive’s employment without “cause” (as defined below) or the executive terminates his employment for “good reason” (as defined below) within 24 months (or 36 months in the case of Mr. Nolan) following a change in control. The term of the agreements is two years; provided, however, that the agreement will automatically extend for one-year terms thereafter unless either we or the executive provides notice of non-renewal at least one year prior to the commencement of the renewal term. The term of any agreement will not expire, however, during a “potential change in control period” (as defined below) or prior to the expiration of 24 months (or 36 months in the case of Mr. Nolan) after the date of a change in control, including during a potential change in control period.

Upon a change in control and qualifying termination, the Change in Control Severance Agreements provide for the following:

•                  a lump sum payment equal to two times (three times in the case of Mr. Nolan) the sum of the Named Executive Officer’s base salary plus the highest annual incentive bonus paid to the executive for the prior three years;

•                  an amount equal to the highest annual bonus paid to the executive for the prior three years, pro rated for the year of termination;

•                  immediate vesting of any unvested equity awards, but only to the extent any outstanding equity awards were not assumed or substituted by the successor company at the time of the change in control; and

•                  continuation of perquisites and health and welfare benefits for a maximum of two years (three years in the case of Mr. Nolan), unless the executive breaches the release agreement or any other agreement with us surviving his termination or the executive becomes eligible under similar plans of a successor employer.

In addition, the agreements provide that if the payment of any of the severance payments or benefits would trigger the excise tax provisions of the Internal Revenue Code, the executive is entitled to a tax gross-up payment to cover the cost of any such excise tax (and interest or penalties relating thereto). Notwithstanding this provision of the agreements, if the excise tax provisions of the Code would not be triggered if the severance payments and benefits payable to the executive were reduced by 10%, such payments and benefits are to be reduced and we will have no obligation to pay the tax gross-up payment.

No payments are owed to any of the Named Executive Officers under the terms of the agreements if the executive voluntarily terminates employment, is terminated for cause, or terminates as a result of death or disability. In addition, the executives must sign a standard release agreement in favor of us in order to receive the payments and benefits above, and the agreements provide for a standard non-disparagement and two-year non-compete covenant (which non-compete will be at the option of the acquiring company).

For purposes of the Change in Control Severance Agreements, the following terms have the following meanings:

•                  “cause” generally means:

•                  termination due to the executive’s conviction of a felony or entering into a guilty plea or plea of nolo contendere with respect to such crime;

•                  the executive’s willful and continued failure to substantially perform his duties and responsibilities;

•                  the executive’s engaging in fraud or dishonesty, or other willful misconduct or gross negligence of the executive which is materially injurious to us or our reputation, monetarily or otherwise; or

•                  the executive’s willful violation of our policies, which conduct is materially injurious to us or our reputation, monetarily or otherwise.

•                  “change in control” generally means:

•                  any person acquires 50% or more of the total fair market value or total voting power of our common stock;

•                  any person acquires ownership of 30% or more of the total voting power of our common stock;

•                  a majority of the members of the Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of appointment or election; or

•                  any person acquires more than 40% of the fair market value of our assets.

•                  “good reason” generally means:

•                  a material diminution in the executive’s base salary;

•                  a material diminution in the executive’s authority, duties or responsibilities;

•                  a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report, including the requirement that the executive report to a corporate officer or employee instead of directly to the Board of Directors (if previously reporting to the Board);

•                  a material diminution in the budget over which the executive retains authority;

•                  a requirement that the executive be based out of an office that is more than 50 miles from the executive’s location prior to a change in control and also more than 50 miles from the executive’s then current principal residence; or

•                  any other action or inaction that constitutes a material breach by us of any written agreement between us and the executive.

•                  “potential change in control” generally means:

•                  we enter into an agreement, the consummation of which would result in the occurrence of a change in control;

•                  we publicly announce an intention to take, or to consider taking actions, which, if consummated, would constitute a change in control;

•                  any person becomes the beneficial owner of 20% or more of our outstanding common stock; or

•                  the Board of Directors adopts a resolution to the effect that, for purposes of the Change in Control Severance Agreement, a potential change in control has occurred; and

•                  a “potential change in control period” generally commences upon the occurrence of a potential change in control and lapses upon the occurrence of a change in control or, if earlier and as applicable, upon the abandonment or termination of the applicable agreement or announced actions described above, or one year after the Board resolution or any person acquires the 20% stock ownership described above. In addition, under the agreements, any termination of the executive at the request of a third party in contemplation of a change in control or potential change in control will be deemed to have occurred within a potential change in control period.

Equity Plan.  The terms of our equity incentive plan provide for the accelerated vesting of any unvested stock option or restricted stock awards upon the occurrence of a change in control (which is generally defined as described above in the Change in Control Severance Agreements), unless provision is made for assumption or substitution of such equity awards by the successor company. This acceleration provision applies to performance-based awards as well as service-based awards. This acceleration provision applies equally to all employees receiving awards under the equity plan.

Estimated Benefits.  The following table sets forth the estimates of the potential severance payments, benefits and value of the accelerated vesting of equity awards to be received by the Named Executive Officers under the change in control severance agreements and equity plan, assuming that a change in control and/or qualifying termination occurred on March 31, 2010, and the closing market price of our common stock on the NYSE on such date of $28.29. For purposes of the table below, we have assumed that any unvested stock options and restricted stock awards outstanding and unvested as of March 31, 2010, have not been assumed or substituted by the successor company.

The amounts set forth below do not include any amounts already earned or accrued through the termination date, but not yet paid, including base salary through the date of termination, any unreimbursed business expenses, and accrued but unused vacation pay, which is available to all our employees on a non-discriminatory basis. The amounts set forth below also do not include the value of the shares of restricted stock which will be released from the 2002 Executive Deferred Compensation and Equity Incentive Plan Trust or amounts payable under the Stanley Executive Savings Plan upon each executive’s termination of employment. For more information regarding the value and number of vested shares of restricted stock held in the Trust or the amounts held in the Stanley Executive Savings Plan on behalf of each of the Named Executive Officers, see the “Nonqualified Deferred Compensation” table above.

Name	Cash Severance (1) ($)	Incentive Bonus (2) ($)	Accelerated Option Awards (3)($)	Accelerated Stock Awards (3)($)	Benefits (4)($)	Tax Gross-Up Payment (5)($)	Total ($)
Philip O. Nolan	3,798,001	612,000	1,375,461	4,006,668	199,200	3,019,479	13,010,809
Brian J. Clark	1,638,325	332,775	232,971	2,361,168	108,188	1,549,917	6,223,344
Scott D. Chaplin	1,265,700	231,900	379,844	1,592,548	115,051	1,135,174	4,720,217
Gregory M. Denkler	1,250,300	230,100	543,785	1,583,722	115,839	1,128,218	4,851,964
George H. Wilson	1,220,600	220,200	555,959	1,591,360	115,222	1,101,600	4,804,941

(1)                                  Amounts in this column represent the Named Executive Officer’s fiscal 2010 base salary and the executive’s highest annual incentive bonus payment for the prior three years, multiplied by the severance multiple of two years, or three years for Mr. Nolan. Base salary and annual incentive amounts used are as set forth in “Compensation Discussion and Analysis—Base Salary” and the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table, above, respectively. The fiscal 2009 bonus was the highest bonus paid to each Named Executive Officer for the prior three years.

(2)                                  Amounts in this column represent each Named Executive Officer’s annual incentive bonus for fiscal 2009, which was the highest bonus paid to each Named Executive Officer for the prior three years. Assuming a March 31, 2010 termination event, the bonus would not be pro rated.

(3)                                  Amounts in this column represent the value of accelerated vesting of stock options and restricted stock (including performance-based restricted stock) held by the Named Executive Officer and unvested as of March 31, 2010. For stock options, amounts represent the intrinsic value of the unvested awards, or the difference between the closing market price of our common stock on March 31, 2010, and the exercise price for the shares underlying the options. For shares of restricted stock, amounts represent the number of unvested restricted shares multiplied by the closing market price of our common stock on March 31, 2010. For more information regarding the number of unvested stock options and shares of restricted stock held by each of the Named Executive Officers as of the end of fiscal 2010, see the “Outstanding Equity Awards at Fiscal Year End” table above.

(4)                                  Amounts in this column include (i) the continuation of each Named Executive Officer’s perquisite allowance and tax planning and preparation assistance for two years, or three years for Mr. Nolan, in each case based on the fiscal 2010 amounts set forth for each officer in the notes to the Summary Compensation Table above, (ii) the value of the continuation of medical and dental insurance coverage for two years, or three years for Mr. Nolan, based on the estimated monthly COBRA costs for each Named Executive Officer as of the end of fiscal 2010; and (iii) salary payment in lieu of 30 day notice as provided for under the agreement for each Named Executive Officer.

(5)                                  Amounts in this column reflect the tax gross-up payment payable on behalf of the Named Executive Officer to cover the cost of any excise tax (and interest or penalties relating thereto) that would otherwise be payable by the Named Executive Officer due to the provision of the severance payments and benefits payable in a change in control. We are not able to deduct the amounts payable in tax gross-ups.

Director Compensation

Directors who are also our employees are not paid any fees or other compensation for services as members of the Board of Directors or of any committee of the Board of Directors.  Directors who are not our employees are paid an annual fee of $95,000, of which 25% is required to be paid in shares of our common stock and the remaining 75% is eligible to be paid in cash, equity, or a combination of the two, at the election of the director (with any fractional shares payable in cash). The 25% of each director’s annual fee required to be paid in common stock, and any additional shares of common stock issued as part of the director’s election, are shares of restricted stock which vest one year after grant, based on continued service.

The following table summarizes the compensation earned by our non-employee directors for their service as members of the Board of Directors during fiscal 2010.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards (3)($)	Total ($)
James C. Hughes	—		66,308	66,308
Lt. General Richard L. Kelly	—		66,308	66,308
Charles S. Ream	39,078		33,154	72,232
John P. Riceman	17,819		66,308	84,127
General Jimmy D. Ross	39,078		33,154	72,232
William E. Karlson	45,516	(2)	—	45,516

(1)

The Board of Directors sets its annual compensation in August of each year. Accordingly, amounts set forth in this column represent an $85,000 annual fee during the first part of fiscal 2010 (April-August 2009), and a $95,000 annual fee during the remainder of the fiscal year (September 2009-March 2010). During the first part of fiscal 2010, Messrs. Hughes and Riceman and General Kelly elected to receive the remaining 75% of their annual fee in shares of our common stock. Mr. Ream and General Ross elected to receive the remaining 75% of their annual fee for the same period equally in cash and in our common stock. In the latter part of fiscal 2010, Messrs. Hughes and Karlson and General Kelly elected to receive the remaining 75% of their annual fee in shares of our common stock. Messrs. Ream and Riceman and General Ross elected to receive the remaining 75% of their annual fee for the same period equally in cash and in our common stock. Amounts do not include cash paid in lieu of fractional shares, which amounts were de minimus.

(2)	Represents Mr. Karlson’s pro-rated annual fee from his retirement as an officer of our company in January 2009 through August 2009.

(3)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s common stock as of June 1, 2010, by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its common stock. Except as otherwise noted, the address of the individuals below is c/o Stanley, Inc., 3101 Wilson Boulevard, Suite 700, Arlington, VA 22201.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Named Executive Officers and Directors:
Philip O. Nolan(2)	1,868,127	7.67%
Brian J. Clark(3)	213,492	*
Scott D. Chaplin(4)	130,491	*
Gregory M. Denkler(5)	275,497	1.13%
George H. Wilson(6)	516,884	2.12%
William E. Karlson(7)	1,037,897	4.26%
James C. Hughes(8)	95,305	*
Lt. General Richard L. Kelly(9)	25,985	*
Charles S. Ream(10)	12,526	*
John P. Riceman(11)	84,040	*
General Jimmy D. Ross(12)	40,499	*
All executive officers and directors as a group (16 persons)	4,736,230	16.59%

Other Stockholders:
Wells Fargo Bank, N.A.(13)	2,943,416	12.09%
1525 West WT Harris Boulevard
Charlotte, NC 28262

*	Less than one percent.

(1)

This table is based solely upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 24,347,202 shares outstanding on June 1, 2010, adjusted as required by rules promulgated by the SEC.

(2)

Consists of: a) 1,352,757 shares as to which Mr. Nolan has sole voting and investment power, b) 160,155 shares held by our ESOP for his account as to which he has shared voting and investment power, c) 148,907 unvested shares of restricted stock as to which he has sole voting power and d) 206,308 shares issuable pursuant to options exercisable within 60 days of June 1, 2010. Excludes 307,950 shares which are held for his account by the Executive Deferred Compensation and Equity Incentive Plan Trust (“2002 Trust”) and 212,814 shares which are held in a dynasty trust, as to which he does not have voting or investment power and, as such, disclaims beneficial ownership.

(3)

Consists of: a) 63,226 shares as to which Mr. Clark has sole voting and investment power, b) 282 shares held by the ESOP for his account as to which he has shared voting and investment power, c) 86,057 unvested shares of restricted stock as to which he has sole voting power and d) 63,927 shares issuable pursuant to options exercisable within 60 days of June 1, 2010. Excludes 15,000 shares which are held for his account by the 2002 Trust, as to which he does not have voting or investment power and, as such, disclaims beneficial ownership.

(4)

Consists of: a) 10,828 shares as to which Mr. Chaplin has sole voting and investment power, b) 282 shares held by the ESOP for his account as to which he has shared voting and investment power; c) 335 shares held by the ESOP for his spouse’s account as to which he has shared voting and investment power; d) 57,768 unvested shares of restricted stock as to which he has sole voting power and e) 61,278 shares issuable pursuant to options exercisable within 60 days of June 1, 2010.

(5)

Consists of: a) 37,650 shares as to which Mr. Denkler has sole voting and investment power, b) 71,752 shares held by the ESOP for his account as to which he has shared voting and investment power, c) 57,580 unvested shares of restricted stock as to which he has sole voting power and d) 108,515 shares issuable pursuant to options exercisable within 60 days of June 1, 2010. Excludes 161,130 shares which are held for his account by the 2002 Trust, as to which he does not have voting or investment power and, as such, disclaims beneficial ownership.

(6)

Consists of: a) 328,639 shares as to which Mr. Wilson has sole voting and investment power, b) 47,251 shares held by the ESOP for his account as to which he has shared voting and investment power, c) 57,580 unvested shares of restricted stock as to which he has sole voting power and d) 83,414 shares issuable pursuant to options exercisable within 60 days of June 1, 2010. Excludes 219,690 shares which are held for his account by the 2002 Trust and 89,299 shares which are held in a dynasty trust, as to which he does not have voting or investment power and, as such, disclaims beneficial ownership.

(7)

Consists of: a) 1,034,524 shares as to which Mr. Karlson has sole voting and investment power and b) 3,373 unvested shares of restricted stock as to which he has sole voting power. Excludes 194,799 shares which are held in a dynasty trust, as to which he does not have voting or investment power and, as such, disclaims beneficial ownership.

(8)

Consists of: a) 91,932 shares as to which Mr. Hughes has sole voting and investment power and b) 3,373 unvested shares of restricted stock as to which he has sole voting power. Excludes 10,000 shares which are held in the Justin A Hughes Trust, dated July 8, 2009, as to which he does not have voting or investment power and, as such, disclaims beneficial ownership.

(9)	Consists of: a) 22,612 shares as to which Lt. General Kelly has sole voting and investment power, and b) 3,373 unvested shares of restricted stock as to which he has sole voting power.

(10)	Consists of: a) 10,418 shares as to which Mr. Ream has sole voting and investment power, and b) 2,108 shares of unvested restricted stock as to which he has sole voting power.

(11)

Consists of: a) 63,160 shares as to which Mr. Riceman has sole voting and investment power, b) 2,108 unvested shares of restricted stock as to which he has sole voting power, and c) 20,880 shares held in trust over which Mr. Riceman’s spouse, as trustee, has sole voting and investment power. Mr. Riceman disclaims beneficial ownership of the 20,880 shares, as to which he does not have voting or investment power.

(12)

Consists of: a) 21,291 shares as to which General Ross has sole voting and investment power, b) 17,100 shares issuable pursuant to options exercisable within 60 days of June 1, 2010, and c) 2,108 shares of unvested restricted stock as to which he has sole voting power.

(13)

Wells Fargo Bank, N.A. is the trustee of the ESOP and the beneficial owner of 2,943,416 shares of common stock held in the ESOP at June 1, 2010. For participants in our ESOP, holdings include shares allocated to their individual accounts. Under the terms of the ESOP, the trustee is currently obligated, with respect to certain matters, to solicit participants to vote shares of our common stock allocated to participants’ accounts, and the trustee generally will vote such shares in accordance with the voting decisions of the participants.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information relating to the number of shares of our common stock subject to outstanding stock options and the number of shares remaining available for future issuance under our equity compensation plans as of March 31, 2010.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity Compensation Plans Approved By Security Holders	1,731,521	$17.82	2,795,990
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	1,731,521	$17.82	2,795,990

(1)

Represents the aggregate number of shares of our common stock subject to stock options outstanding under our 1995 Stock Incentive Plan, 2002 Executive Deferred Compensation and Equity Incentive Plan, and our 2006 Omnibus Incentive Compensation Plan, as amended.

(2)

Represents the aggregate number of shares of common stock available for issuance under our 2006 Omnibus Incentive Compensation Plan, as amended, and Employee Stock Purchase Plan, or the ESPP. 70,011 of the 400,000 shares of common stock available for grant pursuant to the ESPP have been issued. No shares of common stock remain available for grant under the 1995 Stock Incentive Plan or 2002 Executive Deferred Compensation and Equity Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions Policy and Procedures

We have adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are, were or will be participants involving an amount that exceeds $10,000. Transactions involving compensation for services provided to us as an employee, director or consultant by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of our company, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders.

In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee must look at, in light of known circumstances, whether the transaction is, or is not, consistent with the best interests of our company and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

Certain Related-Person Transactions

During fiscal 2010 we did not, and currently do not, have any proposed transaction with a related-person that exceeds $120,000.

Independence of the Board of Directors

As required under the NYSE listing standards, a majority of the members of our Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE, as in effect from time to time.

Consistent with these considerations, the Board has affirmatively determined that the following five current directors are independent directors under our Corporate Governance Guidelines, which incorporate the independence requirements of the applicable NYSE listing standards: Mr. Hughes, Lt. General Kelly, Mr. Ream, Mr. Riceman and General Ross. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. The Board has determined that Mr. Nolan, our Chairman of the Board, President and Chief Executive Officer, Mr. Wilson, one of our Executive Vice Presidents and Mr. Karlson, our former Senior Vice President, are not independent directors by virtue of their current or recent employment with us. Our director independence standards are included as Exhibit A to our Corporate Governance Guidelines, available on our website at www.stanleyassociates.com.

The Board of Directors has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors has determined that each member of each committee meets the applicable NYSE rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accounting Firm Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended March 31, 2009, and March 31, 2010, by Deloitte & Touche, our independent registered public accounting firm.

	Fiscal Year Ended
	(in thousands)
	3/31/2009	3/31/2010
Audit Fees(1)	$800,000	$828,600
Audit-related Fees(2)	143,805	46,400
Tax Fees(3)	250,740	320,895
All Other Fees	—	—
Total Fees	$1,194,545	$1,195,895

(1)

Audit fees principally include those for services related to the annual audit of the consolidated financial statements, SEC registration statements and other filings, annual audit of internal control over financial reporting and consultation on accounting matters.

(2)	Audit-related fees principally include acquisition due diligence and services related to preparation for the audit of internal control over financial reporting.

(3)	Tax fees principally include services related to domestic (federal, state and local) and international tax compliance and acquisition due diligence.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures for the pre-approval of all audit and non-audit services rendered by our independent registered public accounting firm, Deloitte & Touche LLP. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

All of the services set forth under the table “Independent Public Accounting Firm Fees and Services” above were approved by the Audit Committee pursuant to its pre-approval policy. The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche is compatible with maintaining the independent registered public accounting firm’s independence.

In connection with the audits of our financial statements for the fiscal years ended March 31, 2009 and 2010, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that would have caused Deloitte & Touche to report the disagreement if it had not been resolved to the satisfaction of Deloitte & Touche. Deloitte & Touche’s reports on the financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of an opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(3) Exhibits

The exhibits required to be filed as part of this Form 10-K/A are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
June 22, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of May 6, 2010, among CGI Group Inc., CGI Federal Inc., CGI Fairfax Corporation and Stanley, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed May 7, 2010)

2.2

Stockholders Agreement, dated as of May 6, 2010, by and among Philip O. Nolan, William E. Karlson, George H. Wilson, Gregory M. Denkler, Brian J. Clark, Scott D. Chaplin and James H. Brabston, CGI Group Inc. and CGI Federal Inc (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K, filed May 7, 2010)

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

10.1

1995 Stock Incentive Plan, as Amended as of October 11, 2001 (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134053), filed June 26, 2006)†

10.2

Executive Deferred Compensation and Equity Incentive Plan, as of January 30, 2002 (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)†

10.3

Amendment No. 1 to Executive Deferred Compensation and Equity Incentive Plan, as of June 28, 2006 (incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)†

10.4

Amendment No. 2 to Executive Deferred Compensation and Equity Incentive Plan, as of November 6, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended December 26, 2008)†

10.5

Executive Deferred Compensation and Equity Incentive Plan Trust, as of March 5, 2004 (incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-134053), filed July 28, 2006)†

10.6	Amended and Restated 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed August 7, 2009)†

10.7

Form of Restricted Stock Award Agreement under the 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)†

10.8

Form of Incentive Stock Option Award Agreement under the 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)†

10.9

Form of Nonqualified Stock Option Award Agreement under the 2006 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)†

10.10

Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 10, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended March 31, 2008)

10.11

Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated August 4, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the fiscal quarter ended June 27, 2008)

10.12

Second Amendment to Amended and Restated Resolving Credit and Term Loan Agreement, dated March 27, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended March 31, 2009)

10.13

Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Philip O. Nolan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 27, 2008)†

10.14

Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Brian J. Clark (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 27, 2008)†

10.15

Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and George H. Wilson (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended June 27, 2008)†

10.16

Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Gregory M. Denkler (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended June 27, 2008)†

10.17

Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and E. Patrick Flannery (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the fiscal quarter ended June 27, 2008)†

10.18

Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and James H. Brabston (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the fiscal quarter ended June 27, 2008)†

10.19

Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Scott D. Chaplin (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the fiscal quarter ended June 27, 2008)†

10.20

Change in Control Severance Agreement, dated June 26, 2008, by and between Stanley, Inc. and Eric A. Wolking (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended March 31, 2009)†

10.21

Agreement and Plan of Merger, dated June 10, 2008, by and among Stanley, Inc., Omaha Acquisition Corporation, Oberon Associates, Inc. and the Significant Shareholders named therein (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on June 10, 2008)

10.22	Stanley Executive Savings Plan, dated as of May 6, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended March 31, 2009) †

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2010)

21.1	List of subsidiaries of Stanley, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2010)

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-K for the fiscal year ended March 31, 2010)

* Filed herewith

†  Denotes management contract or compensation plan or arrangement