Form 10-Q
period 2010-06-25
Stanley, Inc.
filed 2010-07-29
CIK 1360555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2010

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

As of July 23, 2010, there were 24,369,022 shares of our Common Stock, par value $0.01 per share, outstanding.

STANLEY, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 25, 2010

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations, estimates, forecasts and projections about the industry in which we operate and management’s beliefs and assumptions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, including as a result of risks discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. These forward-looking statements include, but are not limited to, statements relating to:

•                  the satisfaction of the conditions to consummate the merger of the Company with CGI Group, Inc., including, among other things;

•                  the tender of at least a majority of the outstanding shares of our common stock (on a fully diluted basis) and the receipt of required stockholder approval, if required;

•                  the outcome of any legal proceedings that have been or may be instituted against us as a result of the proposed merger; and

•                  the approval by the Committee on Foreign Investment in the United States, the receipt of certain other regulatory approvals and other customary closing conditions; and

•                  the non-occurrence of any event, change or other circumstance that could give rise to the termination of the merger transaction;

•                  our ability to retain customers and contracts, as well as our ability to win new customers and engagements;

•                  our backlog;

•                  risks associated with the acquisition and integration of new companies;

•                  our beliefs about trends in our market, available government contracts and outsourcing to companies like ours;

•                  expected spending on information technology and other professional services by federal government agencies, including the Department of Defense; and

•                  other risks discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in any other documents we file with the Securities and Exchange Commission.

We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results, except as required by law.

ii

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 25, 2010	June 26, 2009
Revenues	$213,321	$208,747

Operating costs and expenses:
Cost of revenues	175,759	173,089
Selling, general and administrative	15,806	14,092
Merger and integration related charges and other	4,018	—
Depreciation and amortization	2,990	2,830
Total operating costs and expenses	198,573	190,011
Operating income	14,748	18,736

Other income (expense):
Other income	15	3
Interest income	10	37
Interest expense	(737)	(1,147)
Total other expenses	(712)	(1,107)
Income before taxes	14,036	17,629

Provision for income taxes	(5,540)	(6,965)
Net income	$8,496	$10,664

Earnings per share:
Basic	$0.36	$0.46
Diluted	$0.35	$0.45

Weighted-average shares:
Basic	23,530	23,172
Diluted	24,267	23,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 25, 2010	March 31, 2010
Assets

Current assets:
Cash	$1,901	$3,888
Accounts receivable - net	178,364	181,824
Prepaid and other current assets	5,329	8,878
Total current assets	185,594	194,590

Property and equipment - net	19,160	19,328
Goodwill	262,705	262,705
Intangible assets - net	8,173	9,643
Deferred taxes	7,967	7,683
Other assets	4,971	4,197
Total assets	$488,570	$498,146

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$13,610	$10,917
Accrued expenses and other liabilities	74,883	75,294
Current portion of long-term debt	1,000	1,000
Deferred taxes	444	444
Income taxes payable	624	—
Total current liabilities	90,561	87,655

Line of credit	62,000	88,000
Long-term debt — net of current portion	33,500	33,500
Other long-term liabilities	12,203	10,631
Total liabilities	198,264	219,786

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value — 200,000,000 shares authorized; 24,358,059 and 24,141,919 issued, respectively	244	241
Additional paid-in capital	114,796	111,393
Retained earnings	176,213	167,717
Accumulated other comprehensive loss	(739)	(721)
Deferred compensation	(208)	(270)
Total stockholders’ equity	290,306	278,360
Total liabilities and stockholders’ equity	$488,570	$498,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

 STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended
	June 25, 2010	June 26, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,496	$10,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,990	2,830
Deferred taxes	(284)	(319)
Stock contributed to employee stock ownership plan	—	812
Income tax benefit from stock-based compensation	—	113
Stock compensation expense	1,953	1,829
Changes in assets and liabilities:
Accounts receivable	3,460	(8,452)
Prepaid expenses and other current assets	3,549	1,399
Other assets	(774)	(987)
Accounts payable	2,693	(4,466)
Accrued expenses	(71)	2,745
Other liabilities	1,258	(173)
Income taxes payable	624	3,410
Net cash provided by operating activities	23,894	9,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,289)	(1,529)
Net cash used in investing activities	(1,289)	(1,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under line-of-credit agreements	(26,000)	(6,030)
Payments under capital lease obligations	(45)	(68)
Purchase of treasury stock	—	(84)
Proceeds from exercise of stock options	987	859
Excess tax benefit from share-based compensation	466	272
Net cash used in financing activities	(24,592)	(5,051)

NET (DECREASE) INCREASE IN CASH	(1,987)	2,825
CASH — Beginning of period	3,888	1,811
CASH — End of period	$1,901	$4,636

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$448	$3,356
Interest	$461	$809

The accompanying notes are an integral part of these condensed consolidated financial statements.

 STANLEY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	June 25, 2010	June 26, 2009
Net income	$8,496	$10,664

Other comprehensive (loss) income:
Unrealized gain on interest rate swap	83	132
Translation adjustments	(100)	(66)
Total other comprehensive (loss) income	(17)	66
Comprehensive income	$8,479	$10,730

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

1A. PROPOSED ACQUISTION BY CGI GROUP, INC.

On May 6, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CGI Group Inc., a corporation organized under the laws of the Province of Québec, Canada (“CGI”), CGI Federal Inc., a Delaware corporation and an indirect wholly-owned subsidiary of CGI (“CGI Federal”), and CGI Fairfax Corporation, a Delaware corporation and a direct wholly-owned subsidiary of CGI Federal (“Merger Sub”), pursuant to which, among other things, Merger Sub agreed to commence a tender offer for all of the outstanding shares of the Company’s common stock, subject to the terms and conditions of the Merger Agreement.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a price of $37.50 per share, net to the selling stockholders in cash, without interest (the “Offer Price”). Following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and the Company will become a wholly-owned subsidiary of CGI. At the effective time of the Merger, the shares of Common Stock not purchased pursuant to the Offer (other than shares held by the Company, CGI, CGI Federal, Merger Sub or by the Company’s stockholders who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash, without interest, equal to the Offer Price.

Consummation of the Offer is subject to various conditions, including among others, approval by the Committee on Foreign Investment in the United States, the receipt of certain other regulatory approvals and other customary closing conditions, each as described in the Merger Agreement. In addition, it is also a condition to the consummation of the Offer that at least a majority of the outstanding shares of Common Stock (determined on a fully diluted basis) shall have been validly tendered and not withdrawn in accordance with the terms of the Offer. Subject to the terms of the Merger Agreement, the Company has granted Merger Sub an option to purchase that number of newly-issued shares of Common Stock that is equal to one share more than the amount needed to give Merger Sub ownership of 90% of the outstanding shares of Common Stock (determined on a fully-diluted basis (which assumes conversion or exercise of all derivative securities regardless of the conversion or exercise price, the vesting schedule or the other terms and conditions thereof)) (the “Top-Up Option”). The Top-Up Option is exercisable only if Merger Sub acquires at least 80% of the outstanding shares of Common Stock pursuant to the Offer or otherwise. Merger Sub will pay the Company the Offer Price for each share acquired upon exercise of the Top-Up Option.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements reflect all adjustments necessary to fairly present the Company’s financial position as of June 25, 2010, and its results of operations and its cash flows for the three months ended June 25, 2010 and June 26, 2009. Certain information and note disclosures required by GAAP and normally included in the annual financial statements have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results for the full year. For further information, refer to the financial statements and footnotes presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Reporting Periods—The Company’s fiscal year begins on April 1 and ends on March 31. The Company’s first three fiscal quarters end on the 13th Friday after the first day of the quarter and the fourth quarter will end on March 31. Fiscal quarters will typically be 13 weeks. The first quarter of fiscal year 2011 ended on June 25, 2010. The Company does not believe that there is a material impact to the comparability of the periods presented.

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

Accounting Standards Updates— In October 2009, the FASB issued an update to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.”  This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial position or results of operations.

In October 2009, the FASB issued an update to “Software—Multiple-Deliverable Revenue Arrangements.” This update amends the existing accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, this update provides guidance on how to determine which software relating to the tangible product would be excluded from the scope of the software revenue guidance. This update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial position or results of operations.

In January 2010, the FASB issued an update to “Fair Value Measurements and Disclosures.” This update requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets and liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. The standard does not change how fair values are measured; accordingly, the standard will not have an impact on the Company’s consolidated financial statements.  At June 25, 2010, the Company did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3 (significant unobservable inputs).

In April 2010, the FASB issued an update to “Milestone Method of Revenue Recognition.” This update establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial position and results of operations.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. For cost-plus-fee contracts that involve a level of effort, fixed fees are earned in proportion to the percentage of required effort delivered. For cost-plus-fee contracts which do not involve a level of effort requirement, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor-hours expended in performance of the contract by the contractual billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts.

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

The Company must categorize its contract costs as either direct or indirect and allowable or unallowable. Direct costs are those costs that are identified with specific contracts. Indirect costs are those costs not identified with specific contracts. The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs. The Company’s unallowable costs include a portion of its executive compensation, interest expense, federal income tax expense, certain employee morale activities, certain types of legal and consulting costs, the amortization of identified purchased intangible assets, and substantially all of the merger and integration related charges among others. Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

Merger and Integration Related Charges and Other — The Company incurred incremental costs associated with the proposed acquisition of the Company by CGI Group, Inc. in the three months ended June 25, 2010.  These costs include legal fees associated with the negotiation and execution of the merger agreement and satisfaction of regulatory conditions, investment banking fees, consulting services, and other incremental merger and integration related costs.

Concentration of Risk—Contracts funded by federal government agencies account for substantially all of the Company’s revenues. For the three months ended June 25, 2010 and June 26, 2009, the Company derived approximately 77% and 75% of its revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 23% and 25% of its revenues, respectively, from federal civilian government agencies. For the three months ended June 25, 2010, no one contract accounted for more than 10% of the Company’s revenues.

Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation. Depreciation of property and equipment is calculated using the straight-line method over the useful lives. The estimated useful lives of computers, peripherals and software typically range from three to five years. The estimated useful lives of furniture and equipment typically range from five to ten years. Leasehold improvements are amortized over the lesser of the useful life or the term of the lease. Repairs and maintenance are expensed as incurred. Depreciation expense related to property and equipment was $1.5 million and $1.3 million for the three months ended June 25, 2010 and June 26, 2009, respectively.

Goodwill and Intangible Assets— Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. The Company does not amortize goodwill; rather it tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process. The first step is a test for potential impairment, while the second step measures the amount of impairment, if any. The Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year, provided that the test is performed at the same time every year. An impairment loss would be recognized when the assets’ fair value is below their carrying value. Stanley has elected the last day of its third fiscal quarter as its testing date. Based on the testing performed as of December 25, 2009, the Company determined that no impairments existed. Intangible assets are amortized over their estimated useful lives. Customer relationships are amortized on a straight-line basis over periods ranging from five to seven years. Non-competition agreements are amortized on a straight-line basis over three years. Backlog and contracts are amortized on a straight-line basis over periods ranging from two to five years.

Impairment of Long-Lived Assets—When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be fully recoverable, Stanley evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If any impairment were indicated as a result of this review, Stanley would recognize a loss based on the amount by which the carrying amount exceeds the estimated fair value. Management believes that no impairments existed as of June 25, 2010.

Earnings per share—Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Restricted shares of common stock that vest based on the satisfaction of certain conditions are treated as contingently issuable shares until the conditions are satisfied. These shares are included in the computation of basic earnings per share only after the shares vest. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share consider the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended June 25, 2010, the Company did not have anti-dilutive shares. For the three months ended June 26, 2009, the Company had 885,663 shares not included in the computation of diluted earnings per share calculation, because to do so would have been anti-dilutive. The weighted-average number of common shares outstanding is computed as follows:

	Three Months Ended
	June 25, 2010	June 26, 2009
	(in thousands)
Basic weighted-average common shares outstanding	23,530	23,172
Effect of stock options and unvested restricted stock grants	737	672
Diluted weighted-average common shares outstanding	24,267	23,844

Derivative Instruments and Hedging Activities—Stanley entered into an interest rate swap agreement on October 27, 2006 with a maturity date of January 31, 2012, an annual fixed rate of 5.28% and a notional amount of $19.0 million. The Company designated this swap agreement, at its inception, as a qualifying cash flow hedge. The fair value of the swap at June 25, 2010 of $1.3 million has been reported in “Accrued expenses and other liabilities” with an offset, net of tax, included in “Accumulated other comprehensive loss” in the accompanying unaudited condensed consolidated balance sheets. None of the $1.3 million unrealized loss was recognized in earnings during the three months ended June 25, 2010 based on hedge ineffectiveness and none of the swap’s unrealized loss was excluded from the assessment of hedge effectiveness. Amounts in accumulated other comprehensive loss will be reclassified into earnings in the period in which variable interest payments (the hedged transaction) are made under the Senior Credit Facility (defined in Note 6). Amounts paid or received on the swap are recorded as interest expense in the period incurred.

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

As of June 25, 2010, the financial liability measured at fair value consisted of an interest rate swap agreement. The value is based on model-driven valuations whose inputs are observable. The following table summarizes the financial liability measured at fair value on a recurring basis and the level within the fair value hierarchy:

	Fair Value Measurement as of June 25, 2010 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	June 25, 2010
Liabilities:
Interest rate swap	$—	$1,251	$—	$1,251

	Fair Value Measurement as of March 31, 2010 Using:
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Liabilities:
Interest rate swap	$—	$1,381	$—	$1,381

3.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	June 25, 2010	March 31, 2010
Billed receivables	$134,741	$139,035
Unbilled receivables:
Amounts billable	33,747	34,048
Revenues recorded in excess of contract funding	10,889	9,710
Retainage and contract fee withholding	393	390
Allowance for doubtful accounts	(1,406)	(1,359)
Total	$178,364	$181,824

Amounts billable consist primarily of amounts to be billed within a month. Revenues recorded in excess of contract funding are billable upon receipt of contractual amendments or modifications adding additional funding. The retainage and fee withholding is billable upon completion of the contract performance and approval of final indirect expense rates by the government. Consistent with industry practice, certain receivables related to long-term contracts are classified as current, although a portion of these amounts is not expected to be billed and collected within one year. Unbilled receivables at June 25, 2010 are expected to be billed and collected within one year except for the $0.4 million related to retainage and fee withholding.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of	As of
	June 25, 2010	March 31, 2010
Computers and peripherals	$7,394	$6,863
Software	4,481	4,379
Furniture and equipment	6,965	6,735
Leasehold improvements	16,813	16,483
	35,653	34,460

Less: Accumulated depreciation and amortization	(16,493)	(15,132)
Property and equipment — net	$19,160	$19,328
Property and equipment included above that are under capital lease obligations include:
Software	$536	$536
Furniture and equipment	89	143
Less: Accumulated depreciation	(543)	(565)
Total	$82	$114

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of	As of
	June 25, 2010	March 31, 2010
Accrued payroll costs	$25,576	$27,483
Accrued contract costs	31,622	32,502
Accrued indirect costs	8,138	5,488
Other payables	9,547	9,821
Total accrued expenses	$74,883	$75,294

6.  DEBT

The Company is party to credit agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

At June 25, 2010, the lenders’ aggregate commitment under the Senior Credit Facility was $276.1 million, which consisted of a $241.6 million revolving line of credit (“Revolver”) and a $34.5 million term loan (“Term Loan”), and the Company had outstanding indebtedness of $34.5 million on the Term Loan and $62.0 million on the Revolver, with a weighted-average interest rate of approximately 1.20% and 1.87% for the three months ended June 25, 2010 and June 26, 2009, respectively.  At June 25, 2010, the Company’s borrowing availability under the Senior Credit Facility was $179.5 million, including outstanding letters of credit.

Under the terms of the Amended Credit Agreement, the Company may request an increase in the size of the Revolver by an aggregate amount not greater than $33.4 million. If any lender elects not to increase its commitment, the Company may designate another bank or other financial institution to become a party to the Amended Credit Agreement.

The Amended Credit Agreement also contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; repurchases of shares of capital stock and options to purchase shares of capital stock; transactions with affiliates; sale and leaseback transactions; and restricted payments.In addition, the Amended Credit Agreement requires the Company to meet the following financial covenants:

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

At June 25, 2010, the Company was in compliance with all covenants under its Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of the Company’s existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by the Company and each of its subsidiaries, including the shares of capital stock of its subsidiaries, subject to certain exceptions.

7.  STOCKHOLDERS’ EQUITY

Common Stock

Stanley has one class of common stock, with each share of common stock having one vote per share. Holders of common stock share in dividends declared, if any, by the board of directors.

Stanley may elect to repurchase shares of outstanding common stock from employees in order to satisfy tax obligations upon the vesting of restricted stock or upon the exercise of stock options. Stanley did not repurchase shares of common stock for the three months ended June 25, 2010.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton closed-form option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock price. The expected term of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. Options granted meet the criteria of “plain vanilla” for purposes of applying the simplified method. This method was used as the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time the shares have been publicly traded. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not issued dividends in the past nor does it currently intend to issue dividends in the near future.

During the three months ended June 25, 2010, the Company did not grant stock option awards. The weighted-average fair value of stock option awards granted during the three months ended June 26, 2009, as determined by the Black-Scholes-Merton closed-form option-pricing model, was $7.66. The stock option awards that vested during the three months ended June 25, 2010 and June 26, 2009 had a combined fair value of $2.7 million and $1.8 million, respectively.

A summary of option activity for the year ended March 31, 2010, and the three months ended June 25, 2010 is presented below.

Options	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2009	1,604,399	$14.38
Granted	461,226	$25.22
Exercised	(237,844)	$8.40	$4,779
Forfeited	(96,260)	$19.32
Outstanding at April 1, 2010	1,731,521	$17.82
Granted	—	$—
Exercised	(49,790)	$19.83	$770
Forfeited	(18,201)	$27.29
Outstanding at June 25, 2010	1,663,530	$17.65	$32,850

A summary of nonvested stock option activity for the three months ended June 25, 2010 is presented below.

Nonvested Options	Number of Underlying Shares	Weighted-Average Fair Value
Outstanding at April 1, 2010	1,012,428	$6.43
Granted	—	$—
Vested	(458,784)	$5.82
Forfeited	(18,201)	$7.90
Outstanding at June 25, 2010	535,443	$6.91

A summary of vested stock options at June 25, 2010, and stock options expected to vest in future periods is presented below.

Options	Number of Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Exercisable	1,128,087	$15.20	3.2	$25,042
Expected to vest	495,285	$22.82	3.7	$7,222
Exercisable and expected to vest	1,623,372

During the three months ended June 25, 2010, the Company granted 166,700 restricted stock awards at a weighted-average fair value of $29.02 per share that vest ratably over a period of three years. The weighted-average fair value of restricted stock awards granted during the three months ended June 26, 2009 was $25.22. The restricted stock awards that vested during the three months ended June 25, 2010 and June 26, 2009 had a combined fair value of $1.1 million and $0.9 million, respectively.

A summary of restricted stock activity for the three months ended June 25, 2010 is presented below.

Restricted Stock	Number of Shares	Weighted-Average Fair Value
Outstanding at April 1, 2010	612,444	$24.73
Granted	166,700	$29.02
Vested	(57,954)	$19.52
Forfeited	(350)	$21.54
Outstanding at June 25, 2010	720,840	$26.14

During the three months ended June 25, 2010 and June 26, 2009, the Company recognized $2.0 million and $1.8 million of share-based compensation costs, respectively. As of June 25, 2010, there was $14.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Omnibus Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

Litigation— S.C. Diamond Litigation, Virginia Beach Circuit Court — On April 2, 2009, SC Diamond Associates, L.P. (“S.C. Diamond”) filed a lawsuit in Virginia Beach Circuit Court against Stanley and Allied Technology Group, Inc. (“Allied”). S.C. Diamond is the owner of a warehouse property in Virginia Beach, Virginia in which Stanley subleased a portion of the facility. In March 2008, the warehouse caught fire, allegedly as a result of an exploded high-intensity metal halide bulb, which is alleged to have been manufactured by Philips Electronics N.A. Corporation, d/b/a Philips Lighting Company (“Philips”). S.C. Diamond sued Allied, as its tenant, and Stanley, as sub-lessee, alleging breach of contract and negligence against Allied, and negligence, negligence per se and nuisance against Stanley.  S.C. Diamond also sued Philips. Travelers Indemnity Company, which insured S.C. Diamond, intervened in the lawsuit on September 15, 2009, making subrogation claims against Stanley and Philips, seeking to recover approximately $8 million in insurance proceeds previously paid to S.C. Diamond. In July 2010, while expressly disavowing liability, Stanley’s insurance carrier reached a settlement in principle with S.C. Diamond and Travelers. Allied, who remains in litigation with S.C. Diamond, has indicated its intent to make a claim for indemnification against Stanley and Philips. S.C. Diamond is seeking damages from Allied of approximately $14 million.

Stanley disputes that it has any liability to Allied. Trial is scheduled to commence in October 2010. In management’s opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Continuum Capital Litigation — Arlington Circuit Court — On May 27, 2010, Continuum Capital, alleging itself to be a stockholder of the Company, filed a purported shareholder class action complaint in the Circuit Court for the County of Arlington, Virginia, captioned Continuum Capital v. Philip O. Nolan et al., Case No. 10-646, in connection with the tender offer by CGI Fairfax Inc. (the “Offeror”), an indirect wholly-owned subsidiary of CGI Group, Inc. (“CGI”) and a direct wholly-owned subsidiary of CGI Federal Inc. (“CGI Federal”), to acquire all of the outstanding shares of its common stock, par value $0.01 per share, at a price of

$37.50 per share (the “Offer”) and the proposed subsequent merger of the Offeror with and into the Company (the “Merger”). The complaint names as defendants the Company, the members of its board of directors, CGI Federal and the Offeror. The suit alleges that the Company and the members of its board of directors breached their fiduciary duties to the Company’s shareholders in connection with the sale of the Company and that CGI Federal and the Offeror aided and abetted the purported breaches of fiduciary duties.

The suit seeks various equitable relief related to the Offer and the Merger and also seeks the costs of the action, including interest, attorneys’ fees, experts’ fees and other costs. Stanley believes the allegations are without merit and intend to defend vigorously the action. In management’s opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Other Litigation — Other than as set forth above, neither the Company, nor any of its subsidiaries, are currently subject to any material legal proceedings, nor, to its knowledge, is any material legal proceeding currently threatened against the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the unaudited and audited consolidated financial statements and the accompanying notes included in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed by us with the Securities and Exchange Commission on May 20, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to, those listed in the “Risk Factors” section of this Report, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results, except as required by law.

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

Contracts funded by federal government agencies account for substantially all of our revenues. As of June 25, 2010, we had active contractual engagements across 59 federal government agencies. Our customers include all major agencies of the Department of Defense, the Department of State, the Department of Homeland Security, the Department of Transportation, the Department of the Treasury, NASA, the Department of Justice and the Department of Health and Human Services.

Proposed Merger with CGI Group Inc.

On May 6, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CGI Group, Inc., a corporation organized under the laws of the Province of Québec, Canada (“CGI”), CGI Federal, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of CGI (“CGI Federal”), and CGI Fairfax Corporation, a Delaware corporation and a direct wholly-owned subsidiary of CGI Federal (“Merger Sub”), pursuant to which, among other things, Merger Sub agreed to commence a tender offer for all of the outstanding shares of our common stock, subject to the terms and conditions of the Merger Agreement.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub has commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of our common stock, par value $0.01 per share (“Common Stock”), at a price of $37.50 per share, net to the selling stockholders in cash, without interest (the “Offer Price”). Following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us (the “Merger”) and we will become a wholly-owned subsidiary of CGI. At the effective time of the Merger, the shares of Common Stock not purchased pursuant to the Offer (other than shares held by us, CGI, CGI Federal, Merger Sub or by our stockholders who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash, without interest, equal to the Offer Price.

Consummation of the Offer is subject to various conditions, including among others, approval by the Committee on Foreign Investment in the United States, the receipt of certain other regulatory approvals and other customary closing conditions, each as described in the Merger Agreement. In addition, it is also a condition to the consummation of the Offer that at least a majority of the outstanding shares of Common Stock (determined on a fully diluted basis) shall have been validly tendered and not withdrawn in accordance with the terms of the Offer. Subject to the terms of the Merger Agreement, we have granted Merger Sub an option to purchase that number of newly-issued shares of Common Stock that is equal to one share more than the amount needed to give Merger Sub ownership of 90% of the outstanding shares of Common Stock (determined on a fully-diluted basis (which assumes conversion or exercise of all derivative securities regardless of the conversion or exercise price, the vesting schedule or the other terms and conditions thereof)) (the “Top-Up Option”). The Top-Up Option is exercisable only if Merger Sub acquires at least 80% of the outstanding shares of Common Stock pursuant to the Offer or otherwise. Merger Sub will pay us the Offer Price for each share acquired upon exercise of the Top-Up Option.

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

Backlog

We monitor backlog, which provides us with visibility of our future revenues, as a measure of the strength of our target markets and our ability to retain existing contracts and win new contracts. The following table summarizes our backlog as of the dates indicated:

	As of
	June 25, 2010	June 26, 2009
	(in millions)
Backlog:
Funded	$316.6	$351.4
Unfunded	1,825.7	1,672.2
Total Backlog	$2,142.3	$2,023.6

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

The following table summarizes our historical contract mix, measured as a percentage of total revenues, for the periods indicated:

	Three Months Ended
	June 25, 2010	June 26, 2009
Cost-plus-fee	32%	29%
Time-and-materials	44%	50%
Fixed-price	24%	21%

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

Days Sales Outstanding

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our accounts receivable, our most significant working capital requirement. For the three months ended June 25, 2010, we reported DSO of 77 days, a decrease from 78 days for the year ended March 31, 2010. The decrease in DSO was primarily the result of lower average receivables balance due to improved collections.

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

Payments to us for performance on certain of our federal government contracts are subject to audit by the DCAA and are subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability. To the extent that actual adjustments due to rate negotiations, audit adjustments or government funding availability differ from our estimates, our revenue may be impacted. Because substantially all of our receivables originate from contracts funded by the federal government, we believe that the likelihood of a material loss on an uncollectible account from this activity is low.

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

Under cost-plus-fee contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs actually incurred in performance of the contract for contracts that involve a level of effort. For cost-plus-fee contracts which do not involve a level of effort requirement, fixed fees are earned in proportion to the percentage of work completed. For time-and-materials contracts, revenues are computed by multiplying the number of direct labor hours expended in performance of the contract by the contract billing rates and adding other billable direct and indirect costs. For fixed-price contracts, revenues are recognized as services are performed, using the percentage-of-completion method, applying the cost-to-cost or units of delivery method, in accordance with Accounting Research Bulletin No. 45 and Accounting Standards Codification (“ASC”) 605-35, Construction-Type and Production-Type Contracts.

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

Results of Operations

The following unaudited tables set forth the results of operations expressed in thousands of dollars and as a percentage of revenues, for the periods below:

	Three Months Ended
Consolidated Statements of Income Data	June 25, 2010	June 26, 2009
Revenues	$213,321	$208,747
Operating costs and expenses:
Cost of revenues	175,759	173,089
Selling, general and administrative	15,806	14,092
Merger and integration related charges and other	4,018	—
Depreciation and amortization	2,990	2,830
Total operating costs and expenses	198,573	190,011
Operating income	14,748	18,736
Other income (expense):
Other income	15	3
Interest income	10	37
Interest expense	(737)	(1,147)
Total other expenses	(712)	(1,107)
Income before taxes	14,036	17,629
Provision for income taxes	(5,540)	(6,965)
Net income	$8,496	$10,664

	Three Months Ended
As a Percentage of Revenues	June 25, 2010	June 26, 2009
Revenues	100.0%	100.0%
Operating costs and expenses:
Cost of revenues	82.4	82.9
Selling, general and administrative	7.4	6.8
Merger and integration related charges and other	1.9	—
Depreciation and amortization	1.4	1.4
Total operating costs and expenses	93.1	91.0
Operating income	6.9	9.0
Other income (expense):
Other income	—	—
Interest income	—	—
Interest expense	(0.3)	(0.5)
Total other expenses	(0.3)	(0.5)
Income before taxes	6.6	8.4
Provision for income taxes	(2.6)	(3.3)
Net income	4.0%	5.1%

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

Comparison of Results of Operations for the Three Months Ended June 25, 2010 and June 26, 2009

Revenues.  Our consolidated revenues increased $4.6 million, or 2.2%, from $208.7 million for the three months ended June 26, 2009, to $213.3 million for the three months ended June 25, 2010. The increase was primarily due to increased services for information technology solutions for the Defense Information Systems Agency, increased biometric software development, training, and support for the U.S. Army and increased management and support services for the U.S. Army Sustainment Command, offset partially by reduced revenues associated with the completion of certain of the Company’s contracts, including services provided to the U.S. Army Program Executive Office for Simulation, Training and Instrumentation (PEO STRI).

Cost of Revenues.  Our cost of revenues increased $2.7 million, or 1.6%, from $173.1 million for the three months ended June 26, 2009, to $175.8 million for the three months ended June 25, 2010. This increase was primarily the result of additional costs attributable to revenues associated with the increased services referred to above. Cost of revenues represented 82.4% of revenues for the three months ended June 25, 2010, as compared to 82.9% of revenues for the three months ended June 26, 2009. This decrease was primarily the result of a greater percentage of more profitable fixed price contracts.

Selling, General and Administrative.  Our selling, general and administrative expense increased $1.7 million, or 12.1%, from $14.1 million for the three months ended June 26, 2009, to $15.9 million for the three months ended June 25, 2010. This increase was primarily due to increased labor costs related to the proposed merger with CGI Group, Inc., and an increase in business development costs. Selling, general and administrative expense represented 7.4% of revenues for the three months ended June 25, 2010, as compared to 6.8% of revenues for the three months ended June 26, 2009.

Merger and Integration Related Charges and Other.  We incurred legal, banking, consulting and other merger and integration related expenses of $4.0 million for the three months ended June 25, 2010, in connection with our proposed merger with CGI Group, Inc.

Depreciation and Amortization.  Our depreciation and amortization expense increased $0.2 million, or 7.1%, from $2.8 million for the three months ended June 26, 2009, to $3.0 million for the three months ended June 25, 2010. The increase in depreciation and amortization was primarily due to the depreciation expense associated with capital expenditures and leasehold improvements.

Interest Expense.  Our interest expense decreased $0.4 million from $1.1 million for the three months ended June 26, 2009, to $0.7 million for the three months ended June 25, 2010. The decrease in interest expense was primarily due to a lower overall borrowing rate and a lower average outstanding debt balance.

Provision for Income Taxes.  Our effective tax rate was essentially unchanged at 39.5% for the three months ended June 26, 2009 and June 25, 2010.

Net Income.  Our net income decreased $2.2 million, or 20.6%, from $10.7 million for the three months ended June 26, 2009, to $8.5 million for the three months ended June 25, 2010. The decrease in net income is primarily attributable to the $4.0 million merger related costs due to the proposed merger with CGI Group Inc., partially offset by reduced interest expense.

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

	Three Months Ended
	June 25, 2010	June 26, 2009
	(in millions)
Net cash provided by operating activities	$23.9	$9.4
Net cash used in investing activities	$(1.3)	$(1.5)
Net cash used in financing activities	$(24.6)	$(5.1)

Net cash provided by operating activities of $23.9 million for the three months ended June 25, 2010 primarily reflected net income from plus depreciation and amortization expenses, a reduction in accounts receivable balances due to improved collections, an increase in accounts payable due to the timing of payments to certain vendors, partially offset by costs related to the proposed merger with CGI Group, Inc. Net cash provided by operating activities of $9.4 million for the three months ended June 26, 2009 primarily reflected the increased earnings as a result of the improved profitability of our contracts and the decrease in the amount of estimated tax payments, partially offset by an increase in accounts receivable due to the timing of collections.

Net cash used in investing activities of $1.3 million and $1.5 million for the three months ended June 25, 2010 and June 26, 2009, respectively, consisted primarily of purchases of office equipment and leasehold improvements to support our continued growth in operations.

Net cash used in financing activities of $24.6 million for the three months ended June 25, 2010 consisted primarily of $26.0 million in payments on our revolving portion of our Senior Credit Facility, partially offset by proceeds from the exercise of stock options and tax benefits from stock transactions. Net cash used in financing activities of $5.1 million for the three months ended June 26, 2009 consisted primarily of $6.0 million in payments on our revolving portion of our Senior Credit Facility, partially offset by proceeds from the exercise of stock options.

As of June 25, 2010, we had approximately $1.9 million in available cash.

Credit Facility and Borrowing Capacity

We are party to a credit agreement (“Senior Credit Facility” or “Amended Credit Agreement”) with a group of lenders for which SunTrust Robinson Humphrey, Inc. acted as sole book manager and lead arranger, SunTrust Bank acted as administrative agent and M&T Bank and BB&T Bank acted as co-documentation agents.

At June 25, 2010, the lenders’ aggregate commitment under the Senior Credit Facility was $276.1 million, which consisted of a $241.6 million revolving line of credit (“Revolver”) and a $34.5 million term loan (“Term Loan”), and we had outstanding indebtedness of $34.5 million on the Term Loan and $62.0 million on the Revolver, with a weighted-average interest rate of approximately 1.20 % and 1.87% for the three months ended June 25, 2010 and June 26, 2009, respectively.  At June 25, 2010, our borrowing availability under the Senior Credit Facility was $179.5 million, including outstanding letters of credit.

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

At June 25, 2010, we were in compliance with all covenants under our Senior Credit Facility. The obligations under the Senior Credit Facility are unconditionally guaranteed by each of our existing and subsequently acquired or organized subsidiaries and are secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, including the shares of capital stock of our subsidiaries, subject to certain exceptions.

Capital Expenditures

Our capital expenditures were $1.3 million and $1.5 million for the three months ended June 25, 2010 and June 26, 2009, respectively. Substantially all of these expenditures consisted of leasehold improvements and purchases of office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of June 25, 2010.

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

In October 2009, the FASB issued an update to “Software—Multiple-Deliverable Revenue Arrangements.” This update amends the existing accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, this update provides guidance on how to determine which software relating to the tangible product would be excluded from the scope of the software revenue guidance. This update is effective for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect that the adoption of this update will have a material impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued an update to “Fair Value Measurements and Disclosures.” This update requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets and liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. The standard does not change how fair values are measured; accordingly, the standard will not have an impact on our consolidated financial statements.  At June 25, 2010, we did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3 (significant unobservable inputs).

In April 2010, the FASB issued an update to “Milestone Method of Revenue Recognition.” This update establishes authoritative guidance permitting use of the milestone method of revenue recognition for research or development arrangements that contain payment provisions or consideration contingent on the achievement of specified events. This guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. We are currently evaluating the impact that adoption of this guidance will have on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. From time to time, we enter into interest rate swap agreements to effectively limit exposure to interest rate movements within the parameters of our interest rate hedging policy. As of June 25, 2010, all of the outstanding debt under our Senior Credit Facility, with the exception of that portion covered by an interest rate swap, was subject to floating interest rate risk. In October 2006, we entered into an interest rate swap agreement covering fifty percent of our term indebtedness under which the swap and term debt maturities match. Even after giving effect to this agreement, we are exposed to risks due to fluctuations in the market value of this agreement and changes in interest rates with respect to the portion of our Senior Credit Facility that is not covered by this agreement. A hypothetical increase in the interest rate of 100 basis points would have increased our three month interest expense on that portion of our outstanding debt not covered by the interest rate swap by $0.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 25, 2010, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective, as of June 25, 2010, such that the information that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 25, 2010 that has materially affected, or is reasonably likely to materially affect, those controls.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

S.C. Diamond Litigation — Virginia Beach Circuit Court

On April 2, 2009, SC Diamond Associates, L.P., or S.C. Diamond, filed a lawsuit in Virginia Beach Circuit Court against us and Allied Technology Group, Inc., or Allied. S.C. Diamond is the owner of a warehouse property in Virginia Beach, Virginia in which we subleased a portion of the facility. In March 2008, the warehouse caught fire, allegedly as a result of an exploded high-intensity metal halide bulb, which is alleged to have been manufactured by Philips Electronics N.A. Corporation, d/b/a Philips Lighting Company, or Philips. S.C. Diamond sued Allied, as its tenant, and us, as sub-lessee, alleging breach of contract and negligence against Allied, and negligence, negligence per se and nuisance against us.  S.C. Diamond also sued Philips. Travelers Indemnity Company, which insured S.C. Diamond, intervened in the lawsuit on September 15, 2009, making subrogation claims against us and Philips, seeking to recover approximately $8 million in insurance proceeds previously paid to S.C. Diamond. In July 2010, while expressly disavowing liability, our  insurance carrier reached a settlement in principle with S.C. Diamond and Travelers. Allied, who remains in litigation with S.C. Diamond, has indicated its intent to make a claim for indemnification against us  and Philips. S.C. Diamond is seeking damages from Allied of approximately $14 million.

We dispute that we have any liability to Allied. Trial is scheduled to commence in October 2010. In management’s opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Continuum Capital Litigation — Arlington Circuit Court

On May 27, 2010, Continuum Capital, alleging itself to be a stockholder of the Company, filed a purported shareholder class action complaint in the Circuit Court for the County of Arlington, Virginia, captioned Continuum Capital v. Philip O. Nolan et al., Case No. 10-646, in connection with the tender offer by CGI Fairfax Inc. (the “Offeror”), an indirect wholly-owned subsidiary of CGI Group, Inc. (“CGI”) and a direct wholly-owned subsidiary of CGI Federal Inc. (“CGI Federal”), to acquire all of the outstanding shares of our common stock, par value $0.01 per share, at a price of $37.50 per share (the “Offer”) and the proposed subsequent merger of the Offeror with and into us (the “Merger”). The complaint names as defendants the Company, the members of our board of directors, CGI Federal and the Offeror. The suit alleges that the Company and the members of our board of directors breached their fiduciary duties to the Company’s shareholders in connection with the sale of the Company and that CGI Federal and the Offeror aided and abetted the purported breaches of fiduciary duties.

The suit seeks various equitable relief related to the Offer and the Merger and also seeks the costs of the action, including interest, attorneys’ fees, experts’ fees and other costs. Stanley believes the allegations are without merit and intend to defend vigorously the action. In management’s opinion, the disposition of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Other Litigation

Other than as set forth above, neither we, nor any of our subsidiaries, are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding currently threatened against us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2010. These risks and uncertainties have the potential to affect materially our business, financial condition, results of operation, cash flows and future prospects.

We do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended March 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

STANLEY, INC.

/s/ PHILIP O. NOLAN
Philip O. Nolan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
July 28, 2010

/s/ BRIAN J. CLARK
Brian J. Clark
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
July 28, 2010

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